Form 10QSB
period 1995-08-31
Q MED INC
filed 1995-10-16
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended:  August 31, 1995        Commission file number:  0-11411

                                  Q-Med, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                   22-2468665
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  100 Metro Park South, Laurence Harbor, New Jersey                 08878
      (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)            (908) 566-2666


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/ No / /.

     The number of shares outstanding of the registrant's common stock on October 4, 1995: 8,240,070

                           Q-MED, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                             August 31, 1995
                                               (Unaudited)     November 30, 1994
                                             ---------------   -----------------
ASSETS
Current assets
  Cash and cash equivalents .................  $  321,121         $  626,462
  Accounts receivable, net of
    allowances of approximately
    $143,000 and $507,000 respectively ......     888,739          1,033,187
  Inventory .................................   1,562,504          1,523,497
  Prepaid expenses and other current assets .     165,463            133,967
                                               ----------         ----------
    Total current assets ....................   2,937,827          3,317,113

Product software development costs ..........     119,818             76,514
Property and equipment, net .................     332,644            331,127
Cost of technology ..........................     466,678            541,675
Other assets ................................     153,733            132,675
                                               ----------         ----------
                                               $4,010,700         $4,399,104
                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses .....  $1,350,815         $1,190,204
  Note payable to bank ......................     300,000            300,000
                                               ----------         ----------
    Total current liabilities ...............   1,650,815          1,490,204

  Note payable--long term ...................     175,000            400,000
  Deferred warranty revenue .................      48,056             46,043
  Leases payable--long term .................      60,818             66,618
                                               ----------         ----------
    Total liabilities .......................   1,934,689          2,002,865

Minority interest ...........................       3,250             16,000

Stockholders' equity
  Common stock $.001 par value;
    20,000,000 shares authorized;
    8,225,070 and 7,783,213 shares
    issued and outstanding respectively .....       8,225              7,783
  Paid-in capital ...........................  12,564,262         11,738,113
  Accumulated deficit ....................... (10,424,101)        (9,290,032)
                                               ----------         ----------
                                                2,148,386          2,455,864
  Less:  treasury stock at cost  22,000
    common shares ...........................     (75,625)           (75,625)
                                               ----------         ----------
    Total stockholders' equity ..............   2,072,761          2,380,239
                                               ----------         ----------
                                               $4,010,700         $4,399,104
                                               ==========         ==========


          See Accompanying Notes to Consolidated Financial Statements

                           Q-MED, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    For the Three      For the Three     For the Nine     For the Nine
                                    Months Ended       Months Ended      Months Ended     Months Ended
                                   August 31, 1995    August 31, 1994   August 31, 1995  August 31, 1994
                                   ---------------    ---------------   ---------------  ---------------
Sales ..............................  $1,589,403        $2,237,617       $ 4,551,580        $ 6,805,233

Less sales returns
  and allowances ...................     140,587           176,980           342,494            405,109
                                       ---------        ----------       -----------        -----------
Net sales ..........................   1,448,816         2,060,637         4,209,086          6,400,124

Cost of sales ......................     409,290           439,329         1,150,342          1,559,264
                                       ---------        ----------       -----------        -----------
Gross profit .......................   1,039,526         1,621,308         3,058,744          4,840,860

Selling, general and
  administrative expenses ..........   1,357,852         1,458,606         3,869,975          4,530,963

Provision for uncollectible
  accounts .........................       6,558            24,753             9,120             86,125

Research and development
  expenses .........................     116,534           108,436           275,548            311,813
                                       ---------        ----------       -----------        -----------
Income (loss) from operations ......    (441,418)           29,513        (1,095,899)           (88,041)

Interest expense ...................     (18,014)          (21,206)          (52,451)           (64,326)

Other income .......................       6,506             2,005            14,281              1,607
                                       ---------        ----------       -----------        -----------
Net income (loss) ..................   $(452,926)       $   10,312       $(1,134,069)       $  (150,760)
                                       =========        ==========       ===========        ===========

Income (loss) per common
  share ............................   $    (.06)       $      .00       $      (.14)       $      (.02)
                                       ---------        ----------       -----------        -----------
Weighted average number of
  shares of common stock
  outstanding ......................   8,202,030         7,774,213         8,013,945          7,771,184
                                      ==========        ==========       ===========        ===========

     See Accompanying Notes to Consolidated Financial Statements

                           Q-MED, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the Nine Months Ended
                                                           -----------------------------------
                                                           August 31, 1995     August 31, 1994
                                                           ---------------     ---------------
Cash flows from operating activities:
  Net (loss) .............................................. $(1,134,069)         $(150,760)
                                                            -----------          ---------

Adjustments to  reconcile  net income to cash  provided
  by (used in)  operating activities:
    Depreciation and amortization .........................     192,384            174,368
    Changes in assets and liabilities:
      Decrease in accounts receivable .....................     144,448            317,950
      (Increase) decrease in inventories ..................     (39,007)           175,523
      Increase (decrease)  in accounts
        payable and accrued liabilities ...................     160,611            (46,662)
      (Increase) in prepaid expenses
        and other assets ..................................     (31,496)          (103,848)
      Other, net ..........................................     (49,035)           (46,034)
                                                            -----------          ---------
      Total adjustments ...................................     377,905            471,297
                                                            -----------          ---------

    Net cash  provided by (used in) operating activities ..    (756,164)           320,537
                                                            ===========          =========
Cash flows from investing activities:
      Capital expenditures ................................     (96,572)           (81,112)
      Product software development ........................     (54,196)                --
                                                            -----------          ---------

      Net cash (used in) investing activities .............    (150,768)           (81,112)
                                                            ===========          =========
Cash flows from financing activities:
      Principal (payment) on note
        payable to bank ...................................    (225,000)          (225,000)
      Proceeds from issuance of
        common stock ......................................     826,591             12,126
                                                            -----------          ---------

      Net cash provided by (used in) financing activities .     601,591           (212,874)
                                                            ===========          =========

Net increase (decrease) in cash and cash equivalents ......    (305,341)            26,551

Cash and cash equivalents at beginning of period ..........     626,462            546,467
                                                            -----------          ---------

Cash and cash equivalents at end of period ................ $   321,121          $ 573,018
                                                            ===========          =========
Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
       Interest ........................................... $    54,529          $  64,455
       Income taxes .......................................       7,328              1,087

          See Accompanying Notes to Consolidated Financial Statements



                          Q-MED, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended August 31, 1995
                                  (Unaudited)
                                  -----------

                                                                                         Common Stock
                                                                                       Held in Treasury
                                           Common      Paid-in       Accumulated     -------------------
                                           Stock       Capital         Deficit       Shares     Amount        Total
                                           ------    -----------    ------------     ------    ---------    ----------
Balance--November 30, 1994 ..............  $7,783    $11,738,113    $ (9,290,032)    22,000    $(75,625)    $2,380,239

Proceeds from sale of common stock* .....     400        789,600                                               790,000

Exercise of stock options ...............      39         32,552                                                32,591

Issuance of stock in lieu of services ...       3          3,997                                                 4,000

Net loss for the nine months
  ended August 31, 1995 .................                             (1,134,069)                           (1,134,069)

                                           ------    -----------    ------------     ------    --------     ----------
Balance--August 31, 1995 ................  $8,225    $12,564,262    $(10,424,101)    22,000    $(75,625)    $2,072,761
                                           ======    ===========    ============     ======    ========     ==========
-----------
*net of legal fees

          See Accompanying Notes to Consolidated Financial Statements



                           Q-MED, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending November 30, 1995. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1994.


Note 1    Results of Operations
          ---------------------

          In the opinion of management, the financial statements for the nine and three months ended August 31, 1995 and August 31, 1994 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1995 are not necessarily indicative of the results which may be expected for the full year ending November 30, 1995.


Note 2    Inventories
          -----------

          Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:


                                     August 31, 1995
                                       (Unaudited)          November 30, 1994
                                     ---------------        -----------------
          Raw materials
          (component parts) .........  $  379,854              $  426,856
          Finished units ............   1,182,650               1,096,641
                                       ----------              ----------
                                       $1,562,504              $1,523,497
                                       ==========              ==========

                           Q-MED, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




Note 3    Accounts Payable and Accrued Expenses
          -------------------------------------

          Accounts payable and accrued expenses include the following:

                                     August 31, 1995
                                       (Unaudited)          November 30, 1994
                                      --------------        -----------------
          Accounts payable--trade .... $  540,597              $  444,433
          Deferred Warranty Revenue ..    250,888                 200,350
          Accrued payroll ............    116,969                 168,879
          Other accrued expenses .....    362,517                 286,990
          Accrued sales commissions ..     79,844                  89,552
                                       ----------              ----------
                                       $1,350,815              $1,190,204
                                       ==========              ==========


Note 4    Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of Q-Med, Inc., its 83% owned subsidiary, Heart Map, Inc., and its 100% owned subsidiary, Interactive Heart Management Corp., which was formed in March, 1995. Interactive Heart Management Corp. provides coronary artery disease management services to health care providers throughout the United States. All inter-company accounts and transactions have been eliminated.

Part I--Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.



                                                   For the Nine      For the Three     For the Nine     For the Three
                                                   Months Ended      Months Ended      Months Ended     Months Ended
                                                    August 31,        August 31,        August 31,       August 31,
                                                   1995    1994     1995     1994      1995 vs 1994     1995 vs 1994
                                                   ----    ----     ----     ----      ------------     ------------
Sales (net) ....................................  100.0%  100.0%   100.0%   100.0%        (34.2)           (29.7)
Cost of sales ..................................   27.3    24.4     28.2     21.3         (26.2)            (6.8)
                                                  -----   -----    -----    -----
Gross profit ...................................   72.7    75.6     71.8     78.7         (36.8)           (35.9)
Selling, general and administrative expenses ...   91.9    70.8     93.7     70.8         (14.6)            (6.9)
Provision for uncollectable accounts ...........     .2     1.3       .5      1.2         (89.4)           (73.5)
Research and development expenses ..............    6.6     4.9      8.1      5.3         (11.6)             7.5
                                                  -----   -----    -----    -----
Income (loss) from operations ..................  (26.0)   (1.4)   (30.5)     1.4        1144.8              *
Interest expense ...............................   (1.2)    1.0     (1.2)     1.0         (18.5)           (15.1)
Other income (expense) .........................     .3      .0       .4       .1         788.7            224.5
                                                  -----   -----    -----    -----
Net income (loss) ..............................  (26.9)   (2.4)   (31.3)      .5         652.2              *
                                                  =====   =====    =====    =====

* Not meaningful


Nine and Three Months Ended August 31, 1995 Compared with the Nine and Three Months Ended August 31, 1994

     Net sales for the nine months ended August 31, 1995 decreased by approximately $2,191,000 or 34% when compared to the nine months ended August 31, 1994. Net sales for the three months ended August 31, 1995 decreased by approximately $612,000 or 29.7% when compared to the corresponding period of the prior year. The decrease in sales, in the opinion of management, was due to the continued uncertainty in the changing health care marketplace, especially in the primary care market. The Company continues to improve its domestic sales force efforts which sells the Company's line of diagnostic instrumentation to the primary care marketplace. In addition, the Company has been discovering opportunities within the managed care market with the use of the ohms | cad disease management system. The net loss for the nine months ended August 31, 1995 of $(1,134,069) includes approximately $(308,000) incurred by the Company's subsidiary, Interactive Heart Management Corp., which was formed during March, 1995.

     The Company's gross profit margins decreased from 75.6% to 72.7% for the nine months ended August 31, 1995 when compared to the nine months ended August 31, 1994. The margins also decreased from 78.7% to 71.8% for the three month period ended August 31, 1995 when compared to the corresponding period of the prior year. The decrease in the Company's margins was primarily due to the overall decrease in sales.

     Selling, general and administrative expenses for the nine months ended August 31, 1995 decreased approximately $661,000 or almost 15% when compared to the nine months ended August 31, 1994. Selling, general and administrative expenses for the three months ended August 31, 1995 decreased by approximately $100,000 or 7% when compared to the corresponding period of the prior year. The decrease was primarily due to lower selling costs related to the decline in net sales, along with management's efforts at reducing costs overall to become more closely related to anticipated revenues.

     Research and development expenses for the nine months ended August 31, 1995 decreased approximately $36,000 or 12% when compared to the nine months ended August 31, 1994. Research and development expenses for the three month period ended August 31, 1995 increased approximately $8,000 or 7.5% when compared to the corresponding period of the prior year. Management expects research and development expenses to remain relatively consistent throughout the remainder of fiscal 1995 as the Company continues to improve its existing product line, as well as continue to develop the ohms | cad disease management system.

     The Company had a net loss for the nine months ended August 31, 1995 of $(1,134,069) compared to a net loss of $(150,760) for the nine months ended August 31, 1994. The Company had a net loss for the three months ended August 31, 1995 of $(452,926) compared to a net profit of $10,312 for the three months ended August 31, 1994.

Liquidity and Capital Resources

     To date, the Company's principal sources of working capital have been provided from operations, the proceeds from public and private offerings of securities, and the sale of certain assets. Since the Company's inception, these proceeds have generated approximately $12,500,000 less applicable expenses.

     The Company is indebted to a bank pursuant to a term loan agreement in the amount of $475,000 at August 31, 1995. The indebtedness is secured by substantially all of the Company's tangible assets and certain patents. The Company has been making monthly principal payments of $25,000 plus interest at 1% over prime. The prime rate on October 3, 1995 was 8 3/4%.

     The Company had working capital of approximately $1,287,000 at August 31, 1995 compared to approximately $1,827,000 at November 30, 1994 and a ratio of current assets to current liabilities of 1.8 to 1 and 2.2 to 1 respectively. The decrease in working capital of approximately $540,000 was primarily due to the net loss of approximately $1,130,000 from operations of the nine months ended August 31, 1995 offset by approximately $790,000 in proceeds from the sale of the Company's common stock.

     The Company realizes that funds generated from operations, together with cash and cash equivalents, may not be sufficient to meet its working capital and capital requirements for the immediate future and is presently seeking alternate sources of financing, including equity financing. While the Company is confident it will find some alternate financing, there is no assurance that it will be available or, if available, that it will be on terms acceptable to the Company.

     The Company maintains a general policy of net 30-day payment terms for distributors, cash or third party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The receivables balance over 90 days past due of the gross receivables balance at August 31, 1995 was 16.9% of gross receivables compared to 14.1% in 1994.

Inflation

     The Company believes that inflation has not had a significant impact on its business.





Part II--OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          No change from previous filing


Item 2.   Changes in Securities
          ---------------------
          None


Item 3.   Defaults upon Senior Securities
          -------------------------------
          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None


Item 5.   Other Information
          -----------------
          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Q-Med, Inc.



                                         By:
                                             --------------------------------
                                                   Debra A. Fenton, CPA
                                                        Controller



Dated:  October 11, 1994