Form 10KSB
period 1995-11-30
Q MED INC
filed 1996-02-28
CIK 729213

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:     November 30, 1995

Commission File Number:  0-11411

                                   QMED, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       22-2468665
(State or other jurisdiction of                          (I.R.S Employer
 incorporation or organization)                         Identification No.)

    100 Metro Park South,
 Laurence Harbor, New Jersey                                 08878
   (Address of principal                                   (Zip Code)
     executive offices)

Registrant's telephone number, including area code:  (908) 566-2666

Securities registered pursuant to Section 12 (b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                              $.001 par value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of February 23, 1996, the aggregate value of the registrant's voting stock held by non-affiliates was $89,151,483 (computed by multiplying the last reported sale price on February 23, 1996 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant).

     As of February 23, 1996, there were 9,058,009 shares of the registrant's common stock, $.01 par value, issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

         Document                                   Form 10-KSB Reference
         --------                                   ---------------------
Portions of the Registrant's Proxy Statement
 for its 1996 Annual Meeting (to be filed in
 definitive form within 120 days of the
 Registrant's Fiscal Year End)                             III

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Q-Med, Inc. (the "Company") is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. The Company engages in the development, manufacture, marketing and sale of advanced medical devices and systems. The Company markets a line of ambulatory ischemic heart monitors, an interpretative electrocardiograph, a device for the analysis of heart rate variability and a device for the measurement of venous blood flow. During the year ended November 30, 1995 ("fiscal 1995") the Company, through a newly founded Interactive Heart Management Corp. subsidiary ("IHMC"), developed and began marketing an integrated coronary artery disease management system under the tradename "ohms/cad(TM)" to manage coronary heart disease in conjunction with health care providers and large physician practice groups. The Company has historically focused on producing high quality medical devices that provide reliable diagnostic interpretation of certain disease states. These devices are designed to address the needs of primary health care physicians to appropriately manage certain diseases cost effectively. The Company's products are uniquely suited to assist primary health care physicians in discharging the greater medical responsibilities that are expected to be placed on them, as efforts are made to reduce the overall cost of health care. Each of the Company's present products, and those which are under development by the Company as well as products employing selectively acquired technology developed by others are designed to provide sophisticated analysis of physiological data in near or real-time and report these analytical results to the primary care physician in order to detect and manage the early signs of potentially acute disease. These technologically advanced diagnostic tools lead to early detection and treatment thereby facilitating cost-effective management of disease by a primary care physician rather than disease management in an expensive acute care facility, such as a hospital.

     The Company has developed and markets a full line of ambulatory computerized ischemic heart disease monitors utilizing patented technology. These ambulatory products, marketed under the name "Monitor One," continuously analyze and interpret the discrete marker of ischemic heart disease, the ST-segment of electrocardiographic ("ECG") signals generated by the heart utilizing patented and proprietary technology in real time. The Company has also developed and is marketing an electronic medical device under the name, Monitor One nDx ("nDx") which analyzes the heart rate variability. The loss of variation in the heart rate may assist the physician in making a diagnosis and determining the severity of autonomic neuropathy. Autonomic neuropathy, a deterioration of the autonomic nervous system, is associated with diabetic patients which may lead to complications in the functioning of the heart, respiratory systems, digestion, body temperature, metabolism, perspiration and the secretion of certain endocrine glands. The Company also manufactures and markets a non-invasive system to diagnose Deep Venous Thrombosis and other venous abnormalities under the tradename "VasoSpect." In addition, the Company markets, under an exclusive license, a computerized interpretative electrocardiograph designed to interpret resting ECG signals under the name "Interp 1000."

     Utilizing the experience obtained through various drug trials with such companies as Pfizer, Ciba Geigy, ICI and others and the extensive validations completed on Monitor One instruments, the company has developed a comprehensive, telemedicine disease management system for the coronary artery disease ("CAD") patient. This system, referred to as ohm/cad consists of (Monitor One ambulant ischemic technology), a remote on-line diagnostic center (ohms center); and an integrated cardiology consultant practice. This entire system non-invasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and directs the patient to appropriate therapy with the emphasis throughout on early detection, the modification of risk-factors and medical intervention. Early treatment, emphasis on medical intervention, appropriate referrals to the cardiologist results in an overall lowering of the cost of CAD care and the improvement in morality and morbidity rates in populations having CAD.

     The Company's executive offices are located at 100 Metro Park South, Laurence Harbor, New Jersey 08878 and its telephone number is (908) 566-2666.

AMBULATORY ISCHEMIC HEART DISEASE MONITORING

     While ambulatory monitoring for arrhythmias was first introduced in the early 1960's and has been broadly used in medical practice as a diagnostic monitoring system useful to detect rhythm and rate disturbances of the heart, no company had developed a novel application using solid-state electronics and a validated "ischemia analysis" program to evaluate the presence and duration of ambulatory ischemic heart disease (Monitor One). Thus, the medical utility of Monitor One allows the detection and analysis of "reduced coronary artery blood flow" during a patient's daily routines (Ambulant Ischemic Heart Disease). Such analysis can result in the early prevention of heart attack, unstable angina and death. In addition, "silent heart disease" which is prevalent in coronary artery disease patients and diabeteics, may also be detected and evaluated by the Monitor One technology. The basic design of Monitor One to accomplish this special function, utilizes an on-board microprocessor and an extensively clinically validated algorithm to analyze ischemic ECG signals and distinguish between normal and abnormal heart beats as the patient is wearing the device throughout their normal daily routines. Heightened recognition that ischemic episodes are predominantly silent and prognosticate morbid cardiac events such as heart attacks, "sudden death" and unstable angina prompted the Company to develop the Monitor One technology.

     The Company's Monitor One systems utilize technology which detects changes in the ECG signal which may be associated with diseases of the heart. Monitor One systems store analyzed ECG wave forms, statistical data, produce printed reports and can transmit data either directly to a printer or over telephone lines, or to a personal computer for physician analysis, interpretation and ischemic intervention. Monitor One ischemia monitors have a programmable feature which permits a physician to adjust the device to an individual's patient's cardiac condition. The monitor may also be programmed to emit a tone intended to notify the patient to certain cardiac episodes. This feature enables the patient to intervene in, and potentially interrupt such serious ischemic episodes, through the self administration of a physician prescribed medication or the initiation of contact with emergency medical services. The Company's Monitor One, which may be worn on a belt or carried in the patient's pocket, is capable of interpreting a wide variety of ECG signals which may be associated with cardiac conditions, in addition to reduced blood flow to the heart (myocardial ischemia), such as certain erratic heartbeats (arrhythmias) and rate disturbances (bradycardia and tachycardia) and is capable of continuously monitoring patients for up to eight days. Monitor One technology has been independently validated in controlled research studies for the detection of ischemic episodes associated with coronary ST-segment deviations in patients with diagnosed coronary artery disease ("CAD"). The Company's Monitor One line consists of seven models. The Monitor One TC Omni model is capable of providing full disclosure of all ECG wave forms collected during a monitoring session. The Omni series also forms the foundation of the Company's PC-ECGraph and Insight-350 monitoring systems, introduced in November 1988 and November 1991 respectively. ECGraph and Insight couples the Monitor One Omni's full disclosure capabilities with a personal computer to permit the further analysis of ECG statistical and wave form data, including superimposition scanning and the analysis of Heart Rate Variability ("HRV"), which may be an independen predictor of the potential of "sudden cardiac death." All of the products utilize the Company's patented Monitor One capabilities, analysis and data storage technology, and offer a range of features for the analysis and retrieval of ECG information in various formats. Certain patents relating to the Company's technology begin expiring in 2004.

     Each Monitor One system is a computerized monitor with five high-fidelity electrodes which are either disposable or reusable and attached to the monitor through a single connector. The reusable electrodes were originally developed by the National Aeronautics and Space Administration ("NASA"). Monitoring for periods of greater than 24 hours is possible due to solid-state memory and the design of the reusable electrodes, which allows high-fidelity signal capture without the need for daily replacement of disposable electrodes. The United States Patent Office abstract (No. 3,420,223) for the reusable electrode system reports that the electrodes can be used continuously for 28 days without appreciable deterioration of the electrodes or irritation of the wearer. In practice, the reusable electrode system (which includes a plastic casing and attached wiring) is subjected to physical abuse in its application and removal from the patients' chests following a 24 hour monitoring session. Based upon the Company's experience to date, it appears that the reusable electrode system has an average life of six months. The Company offers extended one, two and three-year warranties, at an additional cost to the purchaser, which includes the cost of one set of replacement reusable electrodes for each year. The monitor retains all information stored in a non-volatile memory driven by a lithium battery during battery pack replacement or if the monitor is turned off for a minimum of one year. In addition, the monitors indicate, by audible tone and liquid crystal display ("LCD"), when battery replacement is required.

     The Company's ambulatory monitors are capable of informing a patient of the presence of certain ECG abnormalities by tone and LCD message, if programmed by a physician. The physician may elect to instruct the patient to take certain appropriate medication or contact the physician when the tone indicates an abnormality. In this way, the patient has the opportunity to intervene in and potentially interrupt a cardiac episode. The monitor may also be programmed by a physician so that variable thresholds of heart rate and other abnormalities can be defined for each patient.

     An integral part of Monitor One TC and Omni systems developed by the Company is called the buffered interface module ("BIM"). The BIM permits the rapid retrieval and storage of data from Monitor One units prior to printing reports. This permits a physician to remove data stored after a monitoring session and re-employ the monitor while the report is printing. The BIM also permits data to be transferred to a microcomputer system base station, either directly or telephonically. The Company has developed propriety microcomputer software to store, organize and assist in the analysis of ECG data.

OHMS/CAD(TM) SYSTEM

     ohms/cad is Interactive Heart Management Corp.'s ("IHMC") proprietary "On-line Health Management Service for Coronary Artery Disease". It is a telecommunications system designed as a total disease management process for CAD. It consists of STRx, IHMC's Monitor One ambulant ischemia technology; a remote on-line diagnostic center (ohms Center); and an integrated cardiology consultant practice. The entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk-factors and medical intervention.

     The overall system operates as an "expert system" emphasizing best medical treatment options for myocardial ischemia and continued coronary wellness. The system is an evidence based, relational mechanism, using coronary artery disease patient descriptors which include: demographics, medical history, current medical therapy, including aspirin, lipid and hypertension profiles, obesity and life style, smoking, glucose levels and ambulant ischemia in its decision making.

     In addition, each individual patient's demographics and risk profiles are simultaneously entered into the ohms/cad database for secondary prevention analysis and treatment. Recommendations for management are relational, and tailored to an individual patient for lipid and hypertension management, antithrombosis, smoking, exercise, obesity and diabetes.

     Because of centralized, digital storage of all data, it allows for the continuous description and analysis of quantifiable results; success of the stratification, proportion of patients assigned to various therapies, objective outcomes, interplay with pharmaceutical and pharmacy benefit managers and physician and patient compliance.

     For example, in its risk prevention mode (MI, unstable angina, sudden death), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized non-invasive STRx technology for evaluation of this phenomena in each patient. This test data is telecommunicated to our ohms/cad database (ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower patient risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommend further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician (PCP) site within minutes with recommendations for optimization of medical therapy which will maintain the patient in the low-risk pool. In both circumstances, therapeutic actions are guided by IHMC's proprietary disease management algorithm which in turn is based on national practice guidelines. All of the interactions and data are stored in the ohms/cad diagnostic center, thus, outcome information is available continuously.

     Because ohms/cad is an active disease management process emphasizing a continuum of care, derived from early detection of ambulant ischemia and modification of patient risk factors, similar cost effective improvements in cardiac events can be expected from its use. The ohms/cad system continually monitors the care process at the primary care level, thus, results are reported as outcomes. Favorable outcomes increase market share, decrease economic risk and increase product differentiation. In the end, it is "coronary wellness" that counts. It is durable, measurable and less costly than conventional care. As a result, the early implementation of ohms/cad should contribute to significant savings and patient gains in market share.

ADDITIONAL PRODUCTS

     The Company developed and is marketing a diagnostic device that analyszes heart rate variability which can provide the physician information on the functioning of the Autonomic Nervous System ("ANS"). ANS dysfunction is the failure of the portion of the body's nervous system to regulate such unconscious functions as respiration, circulation, digestion, heart-rate, body temperatures, metabolism, sweating and certain glandular secretions. These symptoms are associated with serious complications of diabetes leading to blindness, kidney failure, and may contribute to diabetic cardiac autonomic neuropathy, often associated with "silent heart disease," heart attacks and "sudden cardiac death." The Company's Monitor One nDx system ("nDx") automates the analysis of heart rate variation during deep inspiration and forced expiration, posture changes and Valsalva Maneuvers. The nDx monitor assists the physician in administering the test by prompting the patient's breathing patterns and then providing a statistical analysis. The Company believes that this product can assist physicians in the early detection of neurological disorders related to diabetes, before other more dangerous symptoms (heart attacks, blindness, impotence, etc.) are present and to help manage the treatment of their diagnosed diabetic patients. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119).

     The Company manufactures and markets a non-invasive device for the detection and differentiation of venous abnormalities under the trade name "VasoSpect." VasoSpect non-invasively measures changes in venous circulatory function in the lower extremities that may indicate the presence of obstructions such as Deep Veneus Thrombosis (DVT). DVT is associated with high morbidity and mortality, often requiring long and expensive intensive care hospitalization. The device detects these changes during a brief non-invasive test during which the subject wears a sensor on a leg where venous abnormalities are suspected. The device then measures the time it takes for the blood vessels in the leg to refill with blood. In general, the shorter the refill time, the greater the venous abnormality.

     The Company also introduced an interpretive electrocardiograph called "Interp 1000." Interp 1000 utilizes a proprietary technology exclusively licensed to the Company that was developed at the University of Hanover in Germany. This technology, referred to as "HES", has been widely described as the most accurate commercially available interpretive ECG technology developed to date.

MARKETING

     The Company's marketing and sales efforts to primary care physicians, hospitals and other health care providers are conducted through the Company's own direct sales force. Foreign medical product distributors sell the Company's products in Europe. As of January 31, 1996, the Company maintains a staff of approximately 40 persons to assist in sales, sales management, marketing and technical support functions. The Company also participates with unaffiliated leasing companies in sales promotions involving financing for the end-user.

     The Company also markets its products outside of the United States to physicians and health care institutions through foreign distributors. In an effort to expand its network of foreign distributors, the Company continually evaluates established medical product distributors and supports validation studies of its products by foreign research institutions. There is no assurance that such efforts will result in the acceptance of the Company's products by the medical community of countries in which validation studies are performed or increase the Company's export sales. The Company's international operations are subject to the usual risks of doing business abroad, including currency fluctuations, government regulations, and the economic and political stability of the countries in which it operates. In addition to the use of the Company's products by physicians, its products have been used in clinical drug testing and other clinical studies.

     The marketing and sale of the Company's ohms | cad system is presently in the early stages. Accordingly, the Company's marketing efforts to managed care and large physician practice groups have been carried out by members of the Company's senior management who draw upon the Company's technical resources as needed. The Company intends to develop more marketing support staff internally or form relationships with strategic partners in this venture. The Company is discussing strategic alliances with several companies but there are no binding agreements or understandings as to such a venture at the present time.

WARRANTY AND SALES TERMS

     The Company extends end-users a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Extended warranty sales represented 9.9% of net sales for fiscal 1995. If there has been equipment malfunction, the Company's warranty provides for the repair or replacement of the equipment. The average unit cost of repair is minimal. During fiscal 1995 and 1994, the Company replaced approximately 2 and 7 monitors that could not be repaired, respectively, pursuant to its warranty programs.

     The Company maintains a general policy of net 30 days payment terms for distributors, cash or third party leasing arrangements for direct end user sales and generally requires letters of credit or other secured terms for international sales. In some cases, the Company has extended credit beyond 30 days. As a matter of general policy, however, the Company does not enter into consignment arrangements with end-users or distributors and sales are made without the right of return. From time to time, the Company has offered certain distributors the opportunity, upon the introduction of new or upgraded products, to exchange their inventory units as part of its marketing efforts. In such cases, the customer was billed for the net price differential (generally not significant) at the time of the product exchange. As of November 30, 1995 and 1994, approximately 20.9% and 11.7% of the receivable balances, respectively, were more than 90 days past due. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

REIMBURSEMENT POLICIES

     The Medicare program is a major payment source for procedures utilizing the Company's products. The Medicare program is administered by the federal government through the Health Care Financing Administration ("HCFA"), United States Department of Health and Human Services. Medicare carriers, typically private insurance companies, acting as agents of the government, operate under contract with HCFA to implement Medicare program policies and process claims in assigned geographic areas. Consequently, reimbursement rates for the same services may vary by geographic area.

     On January 1, 1992 a Medicare physician payment system became effective which is designated "Resource Based Relative Value Scales" ("RBRVS"). RBRVS which is administered by the Health Care Financing Administration, and replaced the "reasonable charge" system which was utilized since 1965. The reasonable charge system was criticized because it resulted in wide variations in the reimbursement payments for the same services performed by physicians of different specialties and geographic locations. The RBRVS system, which is to be phased in over five years, is intended to provide uniform reimbursement for the performance of a service, regardless of the specialty of the physician performing the service. The Company's analysis of the system concludes that the RBRVS system seeks to lower overall costs of the delivery of medical care by rewarding more patient management provided by primary care physicians.

     Although the RBRVS system described above is mandated by Congressional action, there can be no assurance that future Congressional action will not result in the general reduction in the rates of reimbursement. Nevertheless, the 1995 RBRVS rates for the Company's products were increased between 3-5%. While uncertainty relating to the Medicare classification of electronic ambulatory cardiac monitors was resolved by HCFA in October 1988 and adopted by carriers during fiscal 1989. The Company believes that the overall political climate to reduce fees for all medical services has a negative impact on medical equipment sales in general and, therefore, sales by the Company. In addition, uncertainties created, by proposals to reform the health care delivery system, in general, has created in the Company's opinion, an environment in which many physicians delay their decisions with respect to expenditures for capital equipment. Accordingly, the Company expects that this trend had an adverse impact on its equipment sales in 1995 and may continue during 1996. However, the Company also believes that its experience in designing and marketing equipment that offers high quality results which are medically necessary and cost-effective, places it in a position to exploit the evolving managed health care and large practice group market which is consistent with efforts to lower overall health care costs. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRINCIPAL CUSTOMERS

     During fiscal 1995 and 1994, no single customer accounted for more than 10% of the Company's net sales.

MANUFACTURING

     The Company manufactures and assembles its product line at its Sag Harbor, New York facility where the final testing and packaging of the Company's products is performed. It contracts with electronics companies for the manufacture and sub-assembly of its products and accessories, as well as certain components of its Monitor One, nDx, Vasospect and Interp 1000 and provides these companies with technical expertise. Although the Company has not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of the Company's relationship with its independent sub-contract manufacturers could subject the Company to substantial delays in the delivery of its products to customers. Such delays would subject the Company to possible cancellation of orders and the loss of certain customers.

     Whenever possible, the Company uses multiple sources of supply for its components. However, the Company believes that there are only singular sources of supply for certain components of its products. There is no assurance that these sources will continue to supply those parts and, if they become unavailable, the Company would be adversely affected. Also, there can be no assurance that the Company's contract manufacturers will maintain an acceptable level of quality and capability for assembling the products to the Company's specifications. The Company has not experienced delays in obtaining supplies which affected the Company's ability to deliver finished goods.

COMPETITION

     Monitor One ischemia products compete primarily with ambulatory arrhythmia ECG scanning services, of which there are more than 75 in the United States, and other ambulatory ECG monitoring equipment manufacturers. The Company is aware of more than 20 ambulatory ECG monitoring equipment manufacturers of which five manufacture digital systems. Certain large medical equipment companies such as Hewlett Packard and Marquette have introduced electronic ambulatory monitors which compete directly with those of the Company. These companies have substantially greater marketing, financial and other resources than those of the Company but management believes that the Company's products' price and performance are competitive in this field.

     The Company believes that Monitor One ischemia monitoring products offer certain advantages over traditional ambulatory arrthymia ECG recording monitors and scanning services. Monitor One products can provide continuous analysis and quantification of ambulant ischemia in real-time as well as other irregularities of the ECG signal for a period of time longer than 24 hours and have a programmable feature which enables them to emit an audible tone during the occurrence of certain high-risk ischemic episodes. These characteristics permit the use of Monitor One products for the monitoring and regulation of drug therapy and as a possible warning device for impending ischemic heart attacks.

     The Company's sales of Interp 1000 EKG System is not significant in the market for such devices. The market is dominated by companies such as Burdick, Hewlett Packard and Marquette Electronics, which have far greater financial, marketing and other resources than those of the Company. The Company believes that its Interp 1000 product offers certain advantages, particularly its validated accuracy, compact size, portability and pricing.

     The Company is not aware of any commercial product which competes with its nDx system which automates the process of testing for autonomic dysfunction nor is it aware of any comprehensive CAD management system which competes with ohms/cad.

     The Company's VasoSpect system, which is designed to detect abnormalities of venous blood flow, competes with other older and more well known technologies such as doppler and ultrasound. Nevertheless, management believes that VasoSpect's unique interpretative diagnostic capabilities for the analysis of venous blood flow will allow it to compete favorably with existing technologies.

     The Company believes that direct competition in ambulatory ischemic monitors; products for testing autonomic function; interpretive ECG; and venous blood flow analysis may in the future, come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

RESEARCH AND DEVELOPMENT

     In fiscal 1995 and 1994, the Company expended $382,244 and $337,277 respectively, for research and development. During fiscal 1995, research and development was primarily focused on the development of a new interactive ischemic device designed for managed care such as health maintenance organizations, preferred provider organizations, etc.

     Management expects to continue to develop new products, as well as enhance its existing products and has budgeted 5% to 6% of anticipated revenue for such research and development in fiscal 1996.

PATENT PROTECTION AND PROPRIETARY INFORMATION

     The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. The Company's Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (No. 1281081) and Spain (No. 547040) and has additional patent applications pending in other countries. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119). The Company has applied for a patent for the ohms/cad system (Serial No. 08/414,510) on March 31, 1995.

     The patent laws of foreign countries may differ from those of the United States as to the patentability of the Company's products and, accordingly, the degree of protection afforded by the pendency or issuance of foreign patents may be different than protection afforded under associated United States patents. There can be no assurance that patents will be obtained in foreign jurisdictions with respect to the Company's products or that the United States patent and any foreign patents will significantly protect or commercially benefit the Company.

     The Company does not intend to rely solely on patent protection for its proprietary technology. The Company also relies upon confidentiality agreements with employees, know-how, expertise and lead-time to attain and maintain its competitive position, and to the extent it does so, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached.

GOVERNMENTAL REGULATION

     The Company's products, to the extent they may be deemed "medical devices," are regulated by the Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetics Act (the "FDCA") and regulations promulgated thereunder.

     All medical devices sold in interstate commerce are subject to FDA clearance. The Company's products are subject to pre-market notification (510(k)), pursuant to which the FDA determines whether a new medical product is "substantially equivalent" to a product that was on the market prior to May 28, 1976. Products found to be "substantially equivalent" to those products may thereafter be sold. The FDA has the authority, which it has not yet exercised, to issue performance standards for the type of products manufactured by the Company.

     Regulations of the FDA known as Good Manufacturing Practices ("GMP") provide standards for manufacturing processes, facilities, and record-keeping requirements with which the Company and its contract manufacturers must also comply. The Company believes that the manufacturing and quality control procedures employed by it and its contract manufacturers meet the GMP requirements. If the FDA should determine that the Company's products were not manufactured in accordance with GMP's, it has the authority to order the Company to cease production of its products and may require the Company to recall products already sold by the

Company. In addition, any facilities used to manufacture or assemble the Company's products will be subject to inspection by the FDA at least biannually.

     The FDCA is not the exclusive source of regulation of medical devices and, by its terms, allows state and local authorities to adopt more stringent regulations for medical devices.

EMPLOYEES

     The Company, as of January 31, 1996, had 65 full time employees. Of these full time employees, three were executives, five were engaged in sales supervisory capacities, 27 in sales and marketing, six in engineering, eight in production and 16 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES.

     The Company's executive offices occupy approximately 9,000 square feet of office space in Laurence Harbor, New Jersey. These facilities are used principally for administrative offices, sales training, and marketing. In addition, the Company leases approximately 4,000 square feet of space in Ronkonkoma, New York used principally for research and development and quality control and 4,884 square feet in Sag Harbor, New York for assembly. Management believes that the foregoing facilities are adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position and results of operations.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Market for the Registrant's Common Stock and related stockholder matters as set forth on page 15 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations as set forth on pages 3 to 5 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data as set forth on pages 6 to 14 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1995 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1995 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1995 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1995 and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:


Official
Exhibit                                                                               Sequential
  No.     Description                                                                  Page No.
-------   -----------                                                                 ----------
    2     None

  3.1     Amended and restated New Jersey Certificate of Incorporation dated
          July 6, 1983 (Exhibit 3C to the S-18 Registration Statement 2-86653-NY
          of the Company effective December 1, 1983)                                   I/B/R

  3.2     New Jersey By-Laws as amended on January 16, 1984 (Exhibit 3F to the
          Company's Annual Report on Form 10-K for the year ending November 30,
          1984)                                                                        I/B/R

  3.3     Amended and Restated Delaware Certificate of Incorporation of Q-Med,
          Inc. as in effect on July 11, 1987 (Exhibit 3.3 to the Company's
          Report on Form 10-Q dated May 31, 1987)                                      I/B/R

  3.4     By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the Company's
          Report on Form 10-Q dated May 31, 1987)                                      I/B/R

  4.1     Specimen of Stock Certificate (Exhibit 4.1 to the Company's Report on
          Form 10-K dated November 30, 1989)                                           I/B/R

  4.2     Warrant Agreement dated June 20, 1995 (Exhibit 10.1 to From S-8,             I/B/R
          file No. 33-80091)

  4.3     Form of Warrant Agreement dated November 15, 1995 (Exhibit 10.21 to
          Form S-8, file No. 33-80091)

    9     None

  10.1    Q-Med, Inc. 1986 Incentive Stock Option Plan (Exhibit 10N to the
          Company's Registration Statement No. 33-4499 on Form S-1)                    I/B/R


    10.2  Loan and Security Agreement dated November 1, 1989 between First
          Fidelity Bank, National Association and the Company (Exhibit 10.1 to
          the Company's report on Form 8-K dated November 27, 1989, as amended
          by Form 8 dated December 6, 1989)                                            I/B/R

    10.3  Modification Agreement dated April 16, 1991 between the Company and
          First Fidelity Bank, N.A. New Jersey (Exhibit 10.1 to the Company's
          Form 10-Q Report dated February 28, 1991)                                    I/B/R

    10.4  Limited Corporate Guaranty of Heart Map, Inc. dated April 16, 1991
          (Exhibit 10.3 to the Company's Form 10-Q Report dated February 28,
          1991)                                                                        I/B/R

    10.5  Security Agreement between Heart Map, Inc. First Fidelity Bank, N.A.
          New Jersey dated April 16, 1991 (Exhibit 10.2 to the Company's Form
          10-Q Report dated February 28, 1991)                                         I/B/R

    10.6  Term Promissory Note payable to First Fidelity Bank dated March 13,
          1992 (Exhibit 25.1 to the Company's Form 8-K Report dated March 13,
          1992)                                                                        I/B/R

    10.7  Lease dated June 1, 1992 between the Company as Lessee and Graphic
          Arts Building Co. (Exhibit 10.11 to the Company's Form 10-KSB Report
          dated November 30, 1992)                                                     I/B/R

    10.8  Lease dated August 31, 1993 between the Company and Alexandria Atrium
          Associates (Exhibit 28.1 to the Company's Form 10-QSB Report dated
          August 31, 1993)                                                             I/B/R

    10.9  Lease dated October 13, 1993 between the Company and the Equitable
          Life Assurance Society (Exhibit 10.9 to the Company's Form 10-KSB
          dated November 30, 1993                                                      I/B/R

    11    None

    13    Q-Med, Inc. 1995 Annual Report.

    16    None.

    18    None.

    21    Subsidiaries of Registrant


    22    None.

    23    Consent of Amper, Politziner & Mattia

    24    None.

     (b)  Reports on Form 8-K

          Form 8-K Report dated November 17, 1995 relating to a Private
          Placement of the Company's Common Stock


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: February 28, 1996                        Q-MED, INC.

                                                By:  /s/ Michael W. Cox
                                                ------------------------------
                                                         Michael W. Cox,
                                                         Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

SIGNATURE                                   CAPACITY                 DATE
---------                                   --------                 ----
/s/ MICHAEL W. COX              Chairman of the Board,         February 28, 1996
---------------------------     President and Treasurer
Michael W. Cox                  (Principal Executive and
                                Financial Officer)


/s/ RICHARD I. LEVIN            Secretary, Director            February 28, 1996
---------------------------
Richard I. Levin

/s/ROBERT A. BURNS              Director                       February 28, 1996
---------------------------
Robert A. Burns

/s/ DEBRA A. FENTON             Controller                     February 28, 1996
---------------------------
Debra A. Fenton