Form 10QSB
period 1996-02-29
Q MED INC
filed 1996-04-15
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the quarter ended: February 29, 1996 - Commission file number: 0-11411

                                   Q-Med, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        22-2468665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

100 Metro Park South, Laurence Harbor, New Jersey             08878
    (Address of principal executive offices)                (Zip Code)

         (Issuer's telephone number, including area code) (908) 566-2666

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the registrant's common stock on April 9, 1996: 9,185,605

                          Q-MED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          February 29,          November 30,
                                                              1996                 1995
                                                          ------------          -----------
                                                          (Unaudited)

ASSETS

Current assets
     Cash and cash equivalents                            $  1,084,937        $   866,750
Investments                                                  1,008,699          1,711,576
Accounts receivable, net of
     allowances of approximately
     $200,000 and $142,000
     respectively                                              590,943            848,685
Inventories                                                  1,439,386          1,408,805
Prepaid expenses and other current
     assets                                                    120,606             99,745
                                                          ------------        -----------
Total current assets                                         4,244,571          4,935,561

Product software development costs                             106,747            113,282
Property and equipment, net                                    350,726            332,136
Cost of technology                                             416,680            441,679
Other assets                                                   188,314            191,962
                                                          ------------        -----------
                                                          $  5,307,038        $ 6,014,620
                                                          ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt                      $    300,000        $   300,000
Accounts payable and accrued expenses                        1,147,991          1,266,384
                                                          ------------        -----------
Total current liabilities                                    1,447,991          1,566,384

Long-term debt - net of current maturities                      25,000            100,000
Leases payable - long term                                      42,471             50,706
Deferred warranty revenue                                       43,432             60,303
                                                          ------------        -----------
Total liabilities                                            1,558,894          1,777,393

Stockholders' equity
     Common stock $.001 par value;
     20,000,000 shares authorized;
     9,070,342 and 8,948,810 shares
     issued and outstanding respectively                         9,070              8,950
Paid-in capital                                             15,314,991         15,138,714
Accumulated deficit                                        (11,490,112)       (10,844,685)
                                                          ------------        -----------
                                                             3,833,949          4,302,979

Unrealized (loss) gain on securities available for sale        (10,180)             9,873
Less:  treasury stock at cost, 22,000
     common shares                                             (75,625)           (75,625)
                                                          ------------        -----------
Total stockholders' equity                                   3,748,144          4,237,227
                                                          ------------        -----------
                                                          $  5,307,038        $ 6,014,620
                                                          ============        ===========

           See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                   -----------

                                                 For the Three     For the Three
                                                 Months Ended       Months Ended
                                                 February 29,       February 28,
                                                     1996              1995
                                                -------------     --------------

Sales                                            $1,026,259        $1,428,872

Less sales returns and allowances                   125,922            81,320
                                                 ----------        ----------
Net sales                                           900,337         1,347,552

Cost of sales                                       362,584           357,476
                                                 ----------        ----------
Gross profit                                        537,753           990,076

Selling, general and administrative expenses      1,104,447         1,253,840
Research and development expenses                   100,951            63,150
                                                 ----------        ----------
Income (loss) from operations                      (667,645)         (326,914)

Interest expense                                    (11,702)          (19,233)
Other income                                         33,920             3,467

Net income (loss)                                $ (645,427)       $ (342,680)
                                                 ==========        ==========

Income (loss) per common share                   $     (.07)       $    (.04)
                                                 ----------        ----------

Weighted average number of shares
     of common stock outstanding                  9,024,779         7,784,946
                                                 ==========        ==========










           See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 29, 1996
                                   (Unaudited)
                                   ----------

                                                                                                        Unrealized
                                                                                                           Gain
                                                                                                        (Loss) on
                                                                                      Common Stock      Securities
                                          Common       Paid-in      Accumulated     Held in Treasury    Available
                                           Stock       Capital        Deficit       Shares    Amount     for Sale       Total
                                          ------       -------      -----------    -------   --------   ----------      -----

Balance--November 30, 1995                $8,950    $15,138,714    $(10,844,685)    22,000   $(75,625)   $  9,873    $4,237,227

Exercise of stock options
     and warrants                            120        176,277                                                         176,397

Net loss for the three months
     ended February 29, 1996                                           (645,427)                                       (645,427)

Unrealized loss on securities
     available for sale                                                                                   (20,053)      (20,053)
                                          ------    -----------    ------------     ------   --------    --------    ----------
Balance--February 29, 1996                $9,070    $15,314,991    $(11,490,112)    22,000   $(75,625)   $(10,180)   $3,748,144
                                          ======    ===========    ============     ======   ========    ========    ==========










           See Accompanying Notes to Consolidated Financial Statements



                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------
                                                               For the Three     For the Three
                                                                Months Ended      Months Ended
                                                                February 29,      February 28,
                                                                   1996              1995
                                                               -------------     -------------

Cash flows from operating activities:
     Net (loss)                                               $ (645,427)         $(342,680)
                                                              ----------          ---------
Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
     Depreciation and amortization                                72,826             61,749
     Changes in assets and liabilities:
     Decrease in accounts receivable                             257,742            171,351
     (Increase) decrease in inventories                          (30,581)             6,456
     (Decrease) in accounts payable and accrued
     liabilities                                                (118,393)           (39,802)
     (Increase) in prepaid expenses and other assets             (20,861)           (30,971)
     Other, net                                                  (27,644)            (9,436)
                                                              ----------          ---------
     Total adjustments                                           133,089            159,347
                                                              ----------          ---------
     Net cash (used in) operating activities                  $ (512,338)         $(183,333)
                                                              ==========          =========
Cash flows from investing activities:
     Proceeds from sale of investments                           702,877                 --
     Unrealized loss on securities available for sale            (20,053)                --
     Capital expenditures, net                                   (53,696)           (23,226)
                                                              ----------          ---------
     Net cash provided by (used in) investing activities      $  629,128          $ (23,226)
                                                              ==========          =========

Cash flows from financing activities:
     Principal (payment) on note payable to bank                 (75,000)           (75,000)
     Proceeds from issuance of common stock                      176,397              7,000
                                                              ----------          ---------
     Net cash provided by (used in) financing activities      $  101,397          $ (68,000)
                                                              ==========          =========

Net increase (decrease) in cash and cash equivalents             218,187           (274,559)

Cash and cash equivalents at beginning of period                 866,750            626,462
                                                              ----------          ---------
Cash and cash equivalents at end of period                    $1,084,937          $ 351,903
                                                              ==========          =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                 $   12,243          $  19,827


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending November 30, 1996. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1995.

NOTE 1--RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the three months ended February 29, 1996 and February 28, 1995 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 29, 1996 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1996.

NOTE 2--INVESTMENTS

                                              Gross        Gross
                                 Amortized  Unrealized   Unrealized      Fair       Carrying
                                   Cost       Gains        Losses        Value       Amount
                                 --------   ----------   ----------      -----      --------
Available-for-sale
      U.S. Treasury securities   $998,519     $  --       $(10,180)   $1,008,699   $1,008,699
                                 --------     -------     --------    ----------   ----------
                                 $998,519     $  --       $(10,180)   $1,008,699   $1,008,699
                                 ========     =======     ========    ==========   ==========

NOTE 3--INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                   February 29,    November 30,
                                                      1996             1995
                                                   -----------     ------------
                                                   (Unaudited)
     Raw materials (component parts)               $  303,079      $  300,906
     Finished units                                 1,136,307       1,107,899
                                                   ----------      ----------
                                                   $1,439,386      $1,408,805
                                                   ==========      ==========

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

                                                   February 29,    November 30,
                                                      1996            1995
                                                   -----------     ------------
                                                   (Unaudited)
     Accounts payable trade                        $  454,091      $  434,250
     Deferred warranty revenue                        275,895         288,111
     Accrued payroll                                   99,948         170,965
     Other accrued expenses                           265,817         270,137
     Accrued sales commissions                         52,240         102,921
                                                   ----------      ----------
                                                   $1,147,991      $1,266,384
                                                   ==========      ==========


NOTE 5 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of qmed, Inc., its 83% owned subsidiary, Heart Map, Inc., and its 100% owned subsidiary, Interactive Heart Management Corp., which was formed in March, 1995. Interactive Heart Management Corp. provides coronary artery disease management services to health care providers throughout the United States. All inter-company accounts and transactions have been eliminated.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.


                                             For the Three Months      Period to Period Percentage Changes
                                              Ended February 29,            For the Three Months Ended
                                               and February 28,            February 29, and February 28,
                                               1996       1995                    1996 vs. 1995
                                             --------   --------      -------------------------------------

     Sales (net)                              100.0%    100.0%                       (33.2)
     Cost of sales                             40.3      26.5                          1.4
     Gross profit                              59.7      73.5                        (45.7)
     Selling, general and
        administrative                        122.6      93.0                        (11.9)
     Research and development                  11.2       4.7                         59.8
     Loss from continuing
        operations                            (74.1)    (24.2)                       104.2
     Interest expense                          (1.3)     (1.4)                       (39.2)
     Other income (expense)                     3.7        .3                        878.4
     Net loss                                 (71.7)    (25.3)                        88.3


THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 28, 1995

Net sales for the three months ended February 29, 1996 decreased 33.2% or approximately $447,000 when compared to the three months ended February 28, 1995. The decrease was primarily due to a continued decrease in capital equipment sales to primary care physicians through the Company's domestic sales force. This slowdown, in management's opinion, is due to the continuing effect of managed healthcare on the economics of the practice of primary medical care. Although the Company continues to maintain its domestic sales force in this marketplace, much of management's efforts were focused on developing and marketing the Company's ohms | cad technology, a disease management system for coronary artery disease, to the managed care market. The Company expects that significant revenue from the sale of ohms | cad services will lag behind marketing and administrative costs by approximately 18 months.

On April 3, 1996, the Company announced that it had successfully completed a contract with SmithKline Beecham to jointly market and sell the ohms | cad system to managed care companies in the United States. In addition, SmithKline Beecham's venture capital affiliate, S.R. One Limited, has agreed to make an equity investment of $2,000,000 and will receive a warrant to invest an additional $1,000,000.

Included in the net loss of approximately ($645,000) was approximately ($334,000) incurred by the Company's 100% owned subsidiary, Interactive Heart Management Inc., primarily due to the development and marketing of the ohms | cad system.

The Company's gross profit margin decreased to 59.7% for the three months ended February 29, 1996 from 73.5% for the three months ended February 28, 1995. The decrease was due to the decrease in sales and the increase in the cost of finished units.

Selling, general and administrative expenses for the three months ended February 29, 1996 decreased by 11.9% or approximately $150,000 when compared to the three months ended February 28, 1995. The decrease was primarily due to the decrease in sales-related expenses as well as efforts to reduce administrative expenses overall.

Research and development expenses for the three month ended February 29, 1996 increased by approximately $38,000 when compared to the three months ended February 28, 1995. The increase was primarily due to the increased development of the ohms | cad system. Management expects research and development expenses to increase as development of the system continues.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided from operations, proceeds from public and private placements of securities, and the sale of certain assets. Since the Company's inception, these transactions have generated approximately $15,000,000 less applicable expenses.

The Company has an installment note payable to a bank in the amount of $625,000 dated March 1, 1995. The Company has been making monthly installments of $25,000 plus interest at 1% over prime rate. The balance as of February 29, 1996 was $325,000. The prime rate on April 9, 1996 was 8 1/4%.

The Company had working capital of $2,796,580 at February 29, 1996 compared to $3,369,177 at November 30, 1995 and ratios of current assets to current liabilities of 2.9:1 and 3.2:1, respectively. The working capital decrease was primarily due to the net loss of approximately $645,000 for the first quarter.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, should be sufficient to meet its working capital and capital requirements. In addition, the Company anticipates receiving $2,000,000 from SR One Limited, SmithKline Beecham's venture capital affiliate, to support Interactive Heart Management Corp.'s sales efforts and for general working capital purposes.

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 18.1% of the receivables balance at February 29, 1996 compared to 20.9% at November 30, 1995. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

The Company, with its subsidiary, Interactive Heart Management Corp., enters into contract arrangements with physician groups and managed care organizations where either a prepayment is made per month or billing is done on a per test basis. The Company generally holds a security deposit for systems placed in physicians offices.

The Company offers certain distributors the opportunity upon the introduction of new or upgraded products to exchange their inventory units. In such cases, the customer is billed for the net price differential at the time of the product exchange.

PART II--OTHER INFORMATION

     Item 1.      Legal Proceedings
                  No change from previous filing.

     Item 2.      Changes in Securities
                  None.

     Item 3.      Defaults upon Senior Securities
                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders
                  None.

     Item 5.      Other Information
                  None.

     Item 6.      Exhibits and Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Q-Med, Inc.

                                           By: /s/  MICHAEL W. COX
                                              --------------------------------
                                                    Michael W. Cox
                                                    Chairman of the Board
                                                    Principal Executive and
                                                    Financial Officer

Dated:  April 11, 1996