Form 10QSB
period 1996-05-31
Q MED INC
filed 1996-07-15
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended: May 31, 1996             Commission file number: 0-11411

                                   Q-Med, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         22-2468665
- -------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

100 Metro Park South, Laurence Harbor, New Jersey              08878
- -------------------------------------------------            ---------
      (Address of principal executive offices)               (Zip Code)

                                 (908) 566-2666
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the registrant's common stock on July 3, 1996: 9,402,815

                          Q-MED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  May 31, 1996     November 30,
                                                  (Unaudited)          1995
                                                  -----------      ------------
ASSETS

Current assets

Cash and cash equivalents                        $  1,346,970     $    866,750
Investments                                         2,468,384        1,711,576
Accounts receivable, net of
      allowances of approximately
      $119,000 and $142,000 respectively              645,311          848,685
Inventories                                         1,276,439        1,408,805
Prepaid expenses and other current assets             172,831           99,745
                                                 ------------     ------------
      Total current assets                          5,909,935        4,935,561

Product software development costs                    100,211          113,282
Property and equipment, net                           390,624          332,136
Cost of technology                                    391,681          441,679
Other assets                                          203,961          191,962
                                                 ------------     ------------
                                                 $  6,996,412     $  6,014,620
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current maturities of long-term debt             $    250,000     $    300,000
Accounts payable and accrued expenses               1,088,113        1,266,384
                                                 ------------     ------------
      Total current liabilities                     1,338,113        1,566,384

Long-term debt, net of current maturities                  --          100,000
Leases payable--long-term                              39,359           50,706
Deferred warranty revenue                              43,500           60,303
                                                 ------------     ------------
      Total liabilities                             1,420,972        1,777,393

Stockholders' equity
      Common stock $.001 par value;
      20,000,000 shares authorized;
      9,398,249 and 8,948,810 shares
      issued and 9,376,249 and 8,926,810
      shares outstanding respectively                   9,398            8,950
Paid-in capital                                    17,681,118       15,138,714
Accumulated deficit                               (11,988,799)     (10,844,685)
                                                 ------------     ------------
                                                    5,701,717        4,302,979
Unrealized (loss) gain on securities
      available for sale                              (50,652)           9,873
Less: treasury stock at cost,
      22,000 common shares                            (75,625)         (75,625)
                                                 ------------     ------------
Total stockholders' equity                          5,575,440        4,237,227
                                                 ------------     ------------
                                                 $  6,996,412     $  6,014,620
                                                 ============     ============

           See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                   -----------

                                    For the Six   For the Three  For the Six   For the Three
                                    Months Ended  Months Ended   Months Ended  Months Ended
                                    May 31, 1996  May 31, 1996   May 31, 1995  May 31, 1995
                                    ------------  ------------   ------------  ----------
Sales                               $ 2,085,478   $1,059,219     $2,962,177    $1,533,302

Less sales returns and
      allowances                        137,316       11,394        201,907       120,587
                                    -----------   ----------     ----------    ----------

      Net sales                       1,948,162    1,047,825      2,760,270     1,412,715

Cost of sales                           738,188      375,603        741,053       383,575
                                    -----------   ----------     ----------    ----------

      Gross profit                    1,209,974      672,222      2,019,217     1,029,140

Selling, general and
      administrative expenses         2,186,346    1,080,239      2,512,121     1,258,293
Provision for uncollectible
      accounts                            4,814        4,814          2,562         2,562
Research and development
      expenses                          208,807      107,855        159,017        95,866
                                    -----------   ----------     ----------    ----------
Income (loss) from operations        (1,189,993)    (520,686)      (654,483)     (327,581)

Interest expense                        (18,894)      (8,843)       (34,438)      (15,205)
Other income                             64,773       30,853          7,775         4,308
                                    -----------   ----------     ----------    ----------
Net (loss)                          $(1,144,114)  $ (498,676)    $ (681,146)   $ (338,478)
                                    ===========   ==========     ==========    ==========

(Loss) per common
      share                         $     (.13)   $     (.05)    $     (.09)   $     (.04)
                                    -----------   ----------     ----------    ----------
Weighted average number of
      shares of common stock
      outstanding                     9,117,697    9,208,617      7,918,869     8,049,880
                                    ===========   ==========     ==========    ==========


           See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1996
                                   (Unaudited)
                                   -----------

                                                                                             Unrealized
                                                                                             Gain (loss)
                                                                          Common Stock      on Securities
                                 Common     Paid-in      Accumulated    Held in Treasury      Available
                                  Stock     Capital        Deficit      Shares   Amount        for Sale       Total
                                 ------   -----------   ------------    ------  --------    -------------  ----------
Balance--November 30, 1995       $8,950   $15,138,714   $(10,844,685)   22,000  $(75,625)     $  9,873     $4,237,227

Exercise of stock options and
      warrants                      270       542,591                                                         542,861

Sale of common stock                178     1,999,813                                                       1,999,991

Net loss for the six months
      ended May 31, 1996                                  (1,144,114)                                      (1,144,114)

Unrealized loss on securities
      available for sale                                                                       (60,525)       (60,525)
                                 ------   -----------   ------------    ------  --------      --------     ----------
Balance--May 31, 1996            $9,398   $17,681,118   $(11,988,799)   22,000  $(75,625)     $(50,652)    $5,575,440
                                 ======   ===========   ============    ======  ========      ========     ==========












           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                      For the Six Months Ended
                                                     May 31, 1996   May 31, 1995
                                                     ------------   ------------
Cash flows from operating activities:
      Net income (loss)                              $ (1,144,114)  $(681,146)
                                                     ------------   ---------
         Adjustments to reconcile net income
           to cash (used in) operating
           activities:

         Depreciation and amortization                    148,247     124,673
         Changes in assets and liabilities:
           Decrease in accounts receivable                203,374     142,097
           Decrease (increase) in inventories             132,366     (38,262)
           (Decrease) increase in accounts payable
             and accrued liabilities                     (178,271)    138,031
           (Increase) in prepaid expenses and
             other assets                                 (73,086)    (72,937)
           Other, net                                     (53,062)   (101,290)
                                                     ------------   ---------
             Total adjustments                            179,568     192,312
                                                     ------------   ---------
           Net cash (used in) operating activities       (964,546)   (488,834)
                                                     ============   =========

Cash flows from investing activities:
         Purchase of Securities                        (1,526,333)         --
         Sale of Securities                               709,000          --
         Capital expenditures, net                       (130,753)    (67,468)
                                                     ------------   ---------
         Net cash (used in) investing activities         (948,086)    (67,468)
                                                     ============   =========
Cash flows from financing activities:
         Principal (payment) on note payable
           to bank                                       (150,000)   (150,000)
         Proceeds from issuance of common stock         2,542,852     805,028
                                                     ------------   ---------
         Net cash provided by financing activities      2,392,852     655,028
                                                     ============   =========

Net increase (decrease) in cash and
      cash equivalents                                    480,220      98,726

Cash and cash equivalents at beginning of period          866,750     626,462
                                                     ------------   ---------
Cash and cash equivalents at end of period           $  1,346,970   $ 725,188
                                                     ============   =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                    $     22,217   $  35,720

           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending November 30, 1996. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1995.

NOTE 1 - Results of Operations

In the opinion of management, the financial statements for the six and three months ended May 31, 1996 and May 31, 1995 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the six months ended May 31, 1996 are not necessarily indicative of the results which may be expected for the full year ending November 30, 1996.

NOTE 2 - Investments

                                                   Gross          Gross
                                    Amortized      Unrealized     Unrealized    Fair         Carrying
                                    Cost           Gains          Losses        Value        Amount
                                    ----------     ----------     ----------    ----------   ----------
Available-for-sale
      U.S. Treasury securities      $2,519,036     $      --      $ (50,652)    $2,468,384   $2,468,384
                                    ----------     ----------     ----------    ----------   ----------
                                    $2,519,036     $      --      $ (50,652)    $2,468,384   $2,468,384
                                    ==========     ==========     =========     ==========   ==========



NOTE 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on moving weighted average method) or market. Inventories consist of the following:

                                               May 31, 1996    November 30, 1995
                                               (Unaudited)
                                               ------------    -----------------
Raw materials (component parts)                $  274,909         $  300,906
Finished units                                  1,001,530          1,107,899
                                               ----------         ----------
                                               $1,276,439         $1,408,805
                                               ==========         ==========

NOTE 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                            May 31, 1996     November 30, 1995
                                            ------------     -----------------
Accounts payable--trade                      $  330,426         $  434,250
Deferred warranty revenue                       290,110            288,111
Accrued payroll                                  82,686            170,965
Other accrued expenses                          326,608            270,137
Accrued sales commissions                        58,283            102,921
                                             ----------         ----------
                                             $1,088,113         $1,266,384
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

NOTE 6 - Sale of Stock and Warrants

In May 1996, the Company sold 177,777 shares of common stock and 63,492 warrants to a private investor resulting in net proceeds of $1,999,991. The warrants permit the investor to acquire additional shares of common stock for $15.75 per share for a period of three years.

PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.


                                                                                            Period to Period Percentage Changes
                                       For the Six Months     For the Three Months     For the Six Months     For the Three Months
                                          Ended May 31,           Ended May 31,           Ended May 31,            Ended May 31,
                                       1996         1995      1996          1995          1996 Vs. 1995            1996 Vs. 1995
                                       ----         ----      ----          ----          -------------            -------------
Sales (net)                           100.0%       100.0%    100.0%        100.0%            (29.4)                   (25.8)
Cost of Sales                          37.9         26.8      35.8          27.2               (.4)                    (2.1)
                                      -----        -----     -----         -----
Gross Profit                           62.1         73.2      64.2          72.8             (40.1)                   (34.7)
Selling, general and administrative   112.2         91.0     103.1          89.0             (13.0)                   (14.2)
Provision for uncollectible accounts     .2           .1        .5            .2              87.9                     87.9
Research and development               10.7          5.8      10.3           6.8              31.3                     12.5
                                      -----        -----     -----         -----
(Loss) from continuing operations     (61.0)       (23.7)    (49.7)        (23.2)             81.8                     58.9
Interest expense                       (1.0)        (1.2)      (.8)         (1.1)            (45.1)                   (41.8)
Other Income                            3.3           .3       2.9            .3             733.1                    616.2
                                      -----        -----     -----         -----
Net (loss)                            (58.7)       (24.6)    (47.6)        (24.0)             68.0                     47.3
                                      =====        =====     =====         =====


SIX AND THREE MONTHS ENDED MAY 31, 1996 COMPARED WITH THE SIX AND THREE MONTHS ENDED MAY 31, 1995

Net sales for the six months ended May 31, 1996 decreased by approximately $812,000 or 29.4% when compared to the corresponding period of the prior year. Net sales for the three months ended May 31, 1996 decreased approximately $365,000 or 25.8% when compared to the three months ended May 31, 1995. This continued decrease is due to a combination of the reduction in capital equipment sales to primary care physicians of the Company's diagnostic medical equipment line as well as management's shift toward selling cardiac disease management services.

On April 3, 1996, the Company completed a contract with SmithKline Beecham to jointly market and sell the ohms|cad(TM) system to managed care companies throughout the United States. In addition, SmithKline Beecham's venture capital affiliate, S.R. One Limited, made an equity investment of $2,000,000 and purchased a warrant which permits it to make an additional equity investment of $1,000,000.

Included in the net loss of approximately $(1,144,114) was approximately $(744,000) incurred by the Company's subsidiary, Interactive Heart Management Corp. These losses are due to the costs associated with the development and marketing of the ohms|cad(TM) system. Management expects costs to exceed revenues during the next year before any significant revenue can be recognized.

The Company's gross profit margin decreased to 62.1% from 73.1% for the six months ended May 31, 1996 when compared to the six months ended May 31, 1995. The gross profit margin for the three months ended May 31, 1996 decreased to 64.2% from 72.8% for the three months ended May 31, 1995. This decrease is a direct result of the decrease in unit sales.

Selling , general and administrative expenses for the six months ending May 31, 1996 decreased approximately $326,000 or 13% when compared to the corresponding period of the prior year. SG&A expenses also decreased by approximately $178,000 for the three months ending May 31, 1996 when compared to the three months ending May 31, 1995. The decrease was due to a reduction in sales-related expenses as well as overall administrative expenses.

Research and development expenses for the six and three months ended May 31, 1996 increased approximately $50,000 and $12,000 respectively, when compared to the corresponding periods of the prior year. This increase was primarily due to the continuing development of the ohms|cad(TM) system.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided from operations, proceeds from public and private placements of securities, and the sale of certain assets. Since the Company's inception, these transactions have generated approximately $18,000,000 less applicable expenses.

The Company has an installment note payable to a bank in the amount of $625,000 dated March 1, 1995. The Company has been making monthly installments of $25,000 plus interest at 1% over prime rate. The balance as of May 31, 1996 was $250,000. The prime rate on July 9, 1996 was 8 1/4%.

The Company had working capital of $4,571,822 at March 31, 1996 compared to $3,369,177 at November 30, 1995 and ratios of current assets to current liabilities of 4.4:1 and 3.2:1, respectively. The working capital increase was primarily due to the investment of approximately $2,000,000 by SmithKline Beecham during May, 1996.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, should be sufficient to meet its working capital and capital requirements.

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 15.9% of the receivables balance at May 31, 1996 compared to 20.9% at November 30, 1995. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

The Company, with its subsidiary, Interactive Heart Management Corp., enters into contract arrangements with physician groups and managed care organizations where either a prepayment is made per month or billing is done on a per test basis. The Company generally holds a security deposit for systems placed in physicians offices.

PART II - OTHER INFORMATION

     Item 1.      LEGAL PROCEEDINGS

                  No change from previous filing.

     Item 2.      CHANGES IN SECURITIES

                  None.

     Item 3.      DEFAULTS UPON SENIOR SECURITIES

                  None.

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on May 28, 1996, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 12, 1996, the record date of the meeting, was 9,185,605 of which 7,210,877 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                           Michael W. Cox
                           Richard I. Levin
                           Robert A. Burns

                  The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present at the meeting:

                                                 For        Against      Abstain
                                                 ---        -------      -------
                  To ratify the selection
                  of auditors ...........      7,159,052      9,900      41,925

     Item 5.      OTHER INFORMATION

                  On June 12, 1996, Howard L. Waltman was appointed Chairman of the Board, Michael W. Cox will continue to serve as President and CEO. On the same day, Herbert H. Sommer was appointed to serve as a director of the Company.

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Q-Med, Inc.

                                                        By:_____________________
                                                        Michael W. Cox
                                                        Chairman of the Board
                                                        Principal Executive and
                                                        Financial Officer

Dated:  July 12, 1996