Form 10QSB
period 1996-08-31
Q MED INC
filed 1996-10-11
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     For the quarter ended: August 31, 1996 Commission file number: 0-11411

                                   Q-Med, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                        22-2468665
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 Metro Park South, Laurence Harbor, New Jersey             08878
-------------------------------------------------           ----------
    (Address of principal executive offices)                (Zip Code)

       (Registrant's telephone number, including area code) (908) 566-2666


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of shares outstanding of the registrant's common stock on October 8, 1996: 9,454,782

                          Q-MED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           August 31, 1996   November 30, 1995
                                             (Unaudited)
                                            ------------    ------------------
ASSETS
Current assets
Cash and cash equivalents                   $  2,414,667      $    866,750
Investments                                      996,159         1,711,576
Accounts receivable, net of
      allowances of approximately
      $82,750 and $142,000 respectively          484,484           848,685
Inventories                                    1,208,471         1,408,805
Prepaid expenses and other current assets        128,379            99,745
                                            ------------      ------------
      Total current assets                     5,232,160         4,935,561

Product software development costs                93,676           113,282
Property and equipment, net                      395,804           332,136
Cost of technology                               366,682           441,679
Other assets                                     205,818           191,962
                                            ------------      ------------
                                            $  6,294,140      $  6,014,620
                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt        $    175,000      $    300,000
Accounts payable and accrued expenses            964,138         1,266,384
                                            ------------      ------------
      Total current liabilities                1,139,138         1,566,384

Long-term debt, net of current maturities             --           100,000
Leases payable--long-term                         32,076            50,706
Deferred warranty revenue                         46,509            60,303
                                            ------------      ------------
      Total liabilities                        1,217,723         1,777,393

Stockholders' equity
      Common stock $.001 par value;
      20,000,000 shares authorized;
      9,469,115 and 8,948,810 shares
      issued and 9,447,115 and 8,926,810
      shares outstanding respectively              9,469             8,950
Paid-in capital                               17,818,725        15,138,714
Accumulated deficit                          (12,619,705)      (10,844,685)
                                            ------------      ------------
                                               5,208,489         4,302,979
Unrealized (loss) gain on securities
      available for sale                         (56,447)            9,873
Less: treasury stock at cost, 22,000
      common shares                              (75,625)          (75,625)
                                            ------------      ------------
Total stockholders' equity                     5,076,417         4,237,227
                                            ------------      ------------
                                            $  6,294,140      $  6,014,620
                                            ============      ============

           See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                    For the Nine     For  the Nine    For the Three     For the Three
                                   Months  Ended     Months Ended     Months Ended      Months Ended
                                  August 31, 1996   August 31, 1995  August 31, 1996   August 31, 1995
                                  ---------------   ---------------  ---------------   ---------------
Sales                               $ 2,914,709       $ 4,551,580      $  829,231        $1,589,403

Less sales returns and
      allowances                        185,554           342,494          48,238           140,587
                                    -----------       -----------      ----------        ----------
      Net sales                       2,729,155         4,209,086         780,993         1,448,816

Cost of sales                         1,085,306         1,150,342         347,118           409,290
                                    -----------       -----------      ----------        ----------
      Gross profit                    1,643,849         3,058,744         433,875         1,039,526

Selling, general and
      administrative expenses         3,214,593         3,869,975       1,028,247         1,357,852
Provision for uncollectible
      accounts                           11,286             9,120           6,472             6,558
Research and development
      expenses                          279,741           275,548          70,934           116,534
                                    -----------       -----------      ----------        ----------
Income (loss) from operations        (1,861,771)       (1,095,899)       (671,778)         (441,418)

Interest expense                        (27,956)          (52,451)         (9,062)          (18,014)
Other income                            114,707            14,281          49,934             6,506
                                    -----------       -----------      ----------        ----------
Net (loss)                          $(1,775,020)      $(1,134,069)     $ (630,906)       $ (452,926)
                                    ===========       ===========      ==========        ==========

(Loss) per common
      share                         $     (.19)       $      (.14)     $     (.06)       $     (.06)
                                    -----------       -----------      ----------        ----------
Weighted average number of
      shares of common stock
      outstanding                     9,225,080         8,013,945       9,439,845         8,202,030
                                    ===========       ===========      ==========        ==========


           See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended August 31, 1996
                                   (Unaudited)


                                                                                              Unrealized
                                                                         Common Stock         Gain (loss)
                                                                       Held in Treasury       on Securities
                              Common     Paid-in      Accumulated     ---------------------    Available
                               Stock     Capital        Deficit       Shares        Amount      for Sale         Total
                              ------   -----------   ------------     ------       --------    ---------      ----------
Balance--November 30, 1995    $8,950   $15,138,714   $(10,844,685)    22,000       $(75,625)   $  9,873       $4,237,227

Exercise of stock options
      and warrants               341       680,198                                                               680,539

Sale of common stock             178     1,999,813                                                             1,999,991

Net loss for the nine months
      ended August 31, 1996                            (1,775,020)                                            (1,775,020)

Unrealized loss on securities
      available for sale                                                                        (66,320)         (66,320)
                              ------   -----------   ------------     ------       --------    --------       ----------
Balance--August 31, 1996      $9,469   $17,818,725   $(12,619,705)    22,000       $(75,625)   $(56,447)      $5,076,417
                              ======   ===========   ============     ======       ========    ========       ==========





           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                August 31, 1996  August 31, 1995
                                                ---------------  ---------------
Cash flows from operating activities:
  Net income (loss)                               $(1,775,020)    $(1,134,069)
                                                  -----------     -----------
     Adjustments to reconcile net income
       to cash (used in) operating
       activities:
     Depreciation and amortization                    219,945         192,384
     Changes in assets and liabilities:
       Decrease in accounts receivable                364,201         144,448
       Decrease (increase) in inventories             200,334         (39,007)
       (Decrease) increase in accounts payable
         and accrued liabilities                     (302,246)        160,611
       (Increase) in prepaid expenses and
         other assets                                 (28,634)        (31,496)
       Other, net                                     (66,143)        (49,035)
                                                  -----------     -----------
         Total adjustments                            387,457         377,905
                                                  -----------     -----------
       Net cash (used in) operating activities     (1,387,563)       (756,164)
                                                  ===========     ===========
Cash flows from investing activities:
     Purchase of securities                        (1,559,903)           --
     Sale of securities                             2,209,000            --
     Product software development                        --           (54,196)
     Capital expenditures, net                       (169,147)        (96,572)
                                                  -----------     -----------
     Net cash (used in) investing activities          479,950        (150,768)
                                                  ===========     ===========
Cash flows from financing activities:
     Principal (payment) on note payable
       to bank                                       (225,000)       (225,000)
     Proceeds from issuance of common stock         2,680,530         826,591
                                                  -----------     -----------
  Net cash provided by financing activities         2,455,530         601,591
                                                  ===========     ===========
Net increase (decrease) in cash and
 cash equivalents                                   1,547,917        (305,341)
Cash and cash equivalents at beginning of period      866,750         626,462
                                                  -----------     -----------
Cash and cash equivalents at end of period        $ 2,414,667     $   321,121
                                                  ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                     $    27,956     $    54,529


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending November 30, 1996. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1995.

NOTE 1 - RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the nine and three months ended August 31, 1996 and August 31, 1995 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1996 are not necessarily indicative of the results which may be expected for the full year ending November 30, 1996.

NOTE 2 - INVESTMENTS

                                       Gross       Gross
                         Amortized   Unrealized  Unrealized     Fair    Carrying
                           Cost        Gains       Losses       Value    Amount
                        ----------   ---------   ---------    --------  --------
Available-for-sale
  U.S. Treasury
   securities           $1,052,606   $    --     $ (56,447)   $996,159  $996,159
                        ----------   ---------   ---------    --------  --------
                        $1,052,606   $    --     $ (56,447)   $996,159  $996,159
                        ==========   =========   =========    ========  ========



NOTE 3 - INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on moving weighted average method) or market. Inventories consist of the following:

                                    August 31, 1996            November 30, 1995
                                     (Unaudited)
                                      ----------               -----------------
Raw materials (component parts)       $  268,708                  $  300,906
Finished units                           939,763                   1,107,899
                                      ----------                  ----------
                                      $1,208,471                  $1,408,805
                                      ==========                  ==========

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

                                   August 31, 1996        November 30, 1995
                                   ---------------        -----------------
Accounts payable-trade                $295,691              $  434,250
Deferred warranty revenue              248,233                 288,111
Accrued payroll                        129,380                 170,965
Other accrued expenses                 248,600                 270,137
Accrued sales commissions               42,234                 102,921
                                      --------              ----------
                                      $964,138              $1,266,384
                                      ========              ==========

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


                                                                                       Period to Period Percentage Changes
                                                                                    ------------------------------------------
                                       For the Nine Months    For the Three Months  For the Nine Months   For the Three Months
                                         Ended August 31,        Ended August 31,     Ended August 31,      Ended August 31,
                                          1996    1995           1996     1995         1996 Vs.1995          1996 Vs. 1995
                                          ----    ----           ----     ----       ------------------   --------------------

Sales (net)                              100.0%   100.0%        100.0%   100.0%           (35.2)                (46.1)
Cost of Sales                             39.8     27.3          44.4     28.2             (5.6)                (15.2)
                                         -----    -----         -----     ----
Gross Profit                              60.2     72.7          55.6     71.8            (46.3)                (58.3)
Selling, general and administrative      117.8     91.9         131.6     93.7            (16.9)                (24.3)
Provision for uncollectible accounts        .4       .2            .8       .5             23.8                  (1.3)
Research and development                  10.2      6.6           9.1      8.1              1.5                 (39.1)
                                         -----    -----         -----     ----
(Loss) from continuing operations        (68.2)   (26.0)        (85.9)   (30.5)            69.8                  52.2
Interest expense                          (1.0)    (1.2)         (1.2)    (1.2)           (46.7)                (49.7)
Other Income                               4.2       .3           9.1       .4            703.2                 667.5
                                         -----    -----         -----     ----
Net (loss)                               (65.0)   (26.9)        (78.0)   (31.3)            56.5                  39.3
                                         =====    =====         =====    =====


NINE AND THREE MONTHS ENDED AUGUST 31, 1996 COMPARED WITH THE NINE AND THREE MONTHS ENDED AUGUST 31, 1995

Net sales for the nine months ended August 31, 1996 decreased by approximately $1,480,000 or 35.2% when compared to the corresponding period of the prior year. Net sales for the three months ended August 31, 1996 decreased approximately $668,000 or 46.1% when compared to the three months ended August 31, 1995. The decrease in sales is primarily due to a reduction in capital equipment sales to primary care physicians of the Company's diagnostic medical equipment line. The Company's sales force has encountered a reluctance on the part of many physicians to make capital equipment outlays because of the rapid changes taking place in managing their own practices. The Company's management is firmly concentrating on selling cardiac disease management services through its subsidiary, Interactive Heart Management Corp., to managed care companies and large group practices.

On April 3, 1996, the Company completed a contract with SmithKline Beecham to jointly market and sell the ohms | cad system to managed care companies throughout the United States. In addition, SmithKline Beecham's venture capital affiliate, S.R. One Limited, made an equity investment of $2,000,000 and has received a warrant to invest an additional $1,000,000.

Included in the net loss of approximately $(1,775,020) was approximately $(1,115,370) incurred by the Company's subsidiary, Interactive Heart Management Corp. These losses are due to the costs associated with the development and marketing of the ohms | cad system. Management expects costs to exceed revenues during the next year before any significant revenue can be recognized.

The Company's gross profit margin decreased to 60.2% from 72.7% for the nine months ended August 31, 1996 when compared to the nine months ended August 31, 1995. The gross profit margin for the three months ended August 31, 1996 decreased to 55.6% from 71.8% for the three months ended August 31, 1995. This decrease is a direct result of the decrease in unit sales.

Selling, general and administrative expenses for the nine months ending August 31, 1996 decreased approximately $655,000 or 16.9% when compared to the corresponding period of the prior year. SG&A expenses also decreased by approximately $330,000 or 24.3% for the three months ending August 31,

1996 when compared to the three months ending August 31, 1995. The decrease was due to a reduction in sales-related expenses as well as overall administrative expenses.

Research and development expenses for the nine months ended August 31, 1996 increased approximately $4,000 when compared to the corresponding period of the prior year. Research and development expenses for the three months ended August 31, 1996 decreased approximately $46,000 when compared to the three months ended August 31, 1995. Management expects research and development expenses to increase slightly with ongoing development of the ohms | cad system.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided from operations, proceeds from public and private placements of securities, and the sale of certain assets. Since the Company's inception, these transactions have generated approximately $18,000,000 less applicable expenses.

The Company has an installment note payable to a bank in the amount of $625,000 dated March 1, 1995. The Company has been making monthly installments of $25,000 plus interest at 1% over prime rate. The balance as of August 31, 1996 was $175,000. The prime rate on October 8, 1996 was 8 1/4%.

The Company had working capital of $4,093,022 at August 31, 1996 compared to $3,369,177 at November 30, 1995 and ratios of current assets to current liabilities of 4.6:1 and 3.2:1, respectively. The working capital increase was primarily due to the investment of approximately $2,000,000 by SmithKline Beecham during May, 1996.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, should be sufficient to meet its working capital and capital requirements.

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 19.9% of the receivables balance at August 31, 1996 compared to 20.9% at November 30, 1995. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

The Company, with its subsidiary, Interactive Heart Management Corp., enters into contract arrangements with physician groups and managed care organizations where either a prepayment is made per month or billing is done on a per test basis. The Company generally holds a security deposit for systems placed in physicians offices.

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings
                  -----------------
                  No change from previous filing.

     Item 2.      Changes in Securities
                  ---------------------
                  None.

     Item 3.      Defaults upon Senior Securities
                  -------------------------------
                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

     Item 5.      Other Information
                  -----------------
                  None.

     Item 6.      Exhibits and Reports on Form 8-K
                  --------------------------------
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Q-Med, Inc.

                                              By: /s/ MICHAEL W. COX
                                                  ------------------------------
                                                      Michael W. Cox
                                                      President
                                                      Principal Executive and
                                                      Financial Officer



Dated: October 8, 1996