Form 10-K
period 1996-11-30
Q MED INC
filed 1997-02-28
CIK 729213

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 1996

Commission File Number:  0-11411

                                   Q-MED, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       22-2468665
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                          Identification No.

100 Metro Park South, Laurence Harbor, New Jersey             08878
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (908) 566-2666

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to
   Section 12 (g) of the Act:  Common Stock, $.001 par value

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      As of February 19, 1997, the aggregate value of the registrant's voting stock held by non-affiliates was $79,761,981 (computed by multiplying the last reported sale price on February 19, 1997 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant).

      As of February 19, 1997, there were 9,504,505 shares of the registrant's common stock, $.01 par value, issued and outstanding.

         Documents incorporated by reference:

         Document                                   Form 10-K Reference
         --------                                   -------------------

Portions of the Registrant's Proxy Statement for            III
its 1997 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal
Year End)

                                     PART I

ITEM 1. BUSINESS

General

     Q-Med, Inc. (the "Company") is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. The Company engages in the development, manufacture, marketing and sale of advanced medical devices and systems. The Company, through Interactive Heart Management Corp. ("IHMC"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated coronary artery disease management system under the name "ohms|cad(R)" to assist managed care organizations manage the cost of coronary artery disease ("CAD"). The Company has historically focused on producing high quality medical devices that provide reliable diagnostic interpretation of certain disease states, including a line of ambulatory ischemic heart monitors, an interpretative electrocardiograph, a device for the analysis of heart rate variability and a device for the measurement of venous blood flow. These systems are designed to address the needs of primary health care physicians to appropriately manage certain diseases cost effectively. The Company's products are uniquely suited to assist primary health care physicians in discharging the greater medical responsibilities that are expected to be placed on them, as efforts are made to reduce the overall cost of health care. Each of the Company's present products, and those which are under development by the Company as well as products employing selectively acquired technology developed by others, are designed to provide sophisticated analysis of physiological data in near or real-time and report these analytical results to the primary care physician in order to detect and manage early signs of potentially acute diseases. These technologically advanced diagnostic tools lead to early detection and treatment thereby facilitating cost-effective management of disease by a primary care physician rather than disease management in an expensive acute care facility, such as a hospital.

      The Company has developed and markets a full line of ambulatory computerized ischemic heart disease monitors utilizing patented technology. These ambulatory products, marketed under the name "Monitor One(R)," continuously analyze and interpret the discrete marker of ischemic heart disease, the ST-segment of electrocardiographic ("ECG") signals generated by the heart utilizing patented and proprietary technology in real time. The Company has also developed and is marketing an electronic medical device under the name, Monitor One nDx(R) ("nDx") which analyzes heart rate variability. The loss of variation in heart rate may assist the physician in making a diagnosis and determining the severity of autonomic neuropathy. Autonomic neuropathy, a deterioration of the autonomic nervous system, is associated with diabetic patients which may lead to complications in the functioning of the heart, respiratory systems, digestion, body temperature, metabolism, perspiration and the secretion of certain endocrine glands.

      Utilizing the experience obtained through various drug trials with such companies as Pfizer, Ciba Geigy, ICI and others and the extensive validations completed on Monitor One instruments, the Company developed a comprehensive, telemedicine disease management system for the coronary artery disease ("CAD") patient which is marketed under the trade name ohms|cad by the Company's IHMC subsidiary. This system consists of Monitor One STRx ambulant ischemic technology; a remote on-line diagnostic center (The ohms Center); and an integrated cardiology consultant practice. This entire system non-invasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and directs the patient to appropriate therapy with the emphasis throughout on early detection, the modification of risk-factors and medical intervention. Early treatment, emphasis on medical intervention, appropriate referrals to the cardiologist results in an overall lowering of the cost of CAD care and the improvement in mortality and morbidity rates in populations having CAD.

      In April 1996, the Company entered into a Strategic Alliance Agreement with SmithKline Beecham Health Care Services, a division of SmithKline Beecham Corporation ("SmithKline Beecham"). Under the agreement, SmithKline Beecham has the exclusive right to market and sell the Company's ohm | cad system to managed care companies in the United States, together with the Company's IHMC subsidiary. In addition, SmithKline Beecham's venture capital affiliate, S.R. One Limited, made a $2 million equity investment in the Company and acquired warrants to acquire an additional 63,492 shares of the Company's common stock for $15.75 per share. In certain circumstances, the Company can require S.R. One Limited to exercise the warrants. The Company and SmithKline Beecham share profits and losses after the Company recovers its costs of operating the ohms|cad system for clients.

      The Company's executive offices are located at 100 Metro Park South, Laurence Harbor, New Jersey 08878 and its telephone number is (908) 566-2666.

ohms|cad System

     ohms|cad is IHMC's proprietary "On-line Health Management Service for Coronary Artery Disease". It is a telecommunications system designed as a total disease management process for CAD. It consists of Monitor One STRx, IHMC's Monitor One ambulant ischemia technology, a remote on-line diagnostic center (The ohms Center), and an integrated cardiology consultant practice. The entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk-factors and medical intervention.

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

      In addition, each individual patient's demographics and risk profiles are simultaneously entered into the ohms|cad database for secondary prevention analysis and treatment. Recommendations for management are relational and tailored to an individual patient for lipid and hypertension management, antithrombosis, smoking, exercise, obesity and diabetes.

      Because of centralized, digital storage of all data, it allows for the continuous description and analysis of quantifiable results; success of the stratification, proportion of patients assigned to various therapies, objective outcomes, interplay with pharmaceutical and pharmacy benefit managers and physician and patient compliance.

      For example, in its risk prevention mode (myocardial infarction, unstable angina, sudden death), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized non-invasive STRx technology for evaluation of this phenomena in each patient. This test data is telecommunicated to the Company's ohms|cad database (The ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower patient risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommends further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician (PCP) site within minutes with recommendations for optimization of medical therapy which will maintain the patient in the low-risk pool. In both circumstances, therapeutic actions are guided by IHMC's proprietary disease management algorithm which in turn is based on national practice guidelines. All of the interactions and data are stored in the ohms|cad diagnostic center, thus, outcome information is available continuously.

      Because ohms|cad is an active disease management process emphasizing a continuum of care, derived from early detection of ambulant ischemia and modification of patient risk factors, similar cost effective improvements in cardiac events can be expected from its use. The ohms|cad system continually monitors the care process at the primary care level, thus, results are reported as outcomes. Favorable outcomes increase market share, decrease economic risk and increase product differentiation. In the end, it is "coronary wellness" that counts. It is durable, measurable and less costly than conventional care. As a result, the early implementation of ohms|cad should contribute to significant savings and patient gains in market share.

      The ohms|cad system is presently implemented in one large physician practice group where approximately 1400 CAD patients have been managed for a period of 20 months. The Company expects to implement the system in several managed care organizations within the next year.

Ambulatory Ischemic Heart Disease Monitoring

      While ambulatory monitoring for arrhythmias was first introduced in the early 1960's and has been broadly used in medical practice as a diagnostic monitoring system useful to detect rhythm and rate disturbances of the heart, no company had developed a novel application using solid-state electronics and a validated ischemia analysis program to evaluate the presence and duration of ambulatory ischemic heart disease (Monitor One). Thus, the medical utility of Monitor One allows the detection and analysis of reduced coronary artery blood flow during a patient's daily routines (Ambulant Ischemic Heart Disease). Such analysis can result in the early prevention of heart attack, unstable angina and death. In addition, silent heart disease which is prevalent in coronary artery disease patients and diabetics, may also be detected and evaluated by the Monitor One technology. The basic design of Monitor One to accomplish this special function, utilizes an on-board microprocessor and an extensively clinically validated algorithm to analyze ischemic ECG signals and distinguish between normal and abnormal heart beats as the patient is wearing the device throughout their normal daily routines. Heightened recognition that ischemic episodes are predominantly silent and prognosticate morbid cardiac events such as heart attacks, sudden death and unstable angina prompted the Company to develop the Monitor One technology.

      The Company's Monitor One systems utilize technology which detects changes in the ECG signal which may be associated with diseases of the heart. Monitor One systems store analyzed ECG wave forms, statistical data, produce printed reports and can transmit data either directly to a printer or over telephone lines or to a personal computer for physician analysis, interpretation and ischemic intervention. The Company's Monitor One, which may be worn on a belt or carried in the patient's pocket, is capable of interpreting a wide variety of ECG signals which may be associated with cardiac conditions. Monitor One technology has been independently validated in controlled research studies for the detection of ischemic episodes associated with coronary ST-segment deviations in patients with diagnosed CAD.

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

      An integral part of Monitor One TC and Omni systems developed by the Company is called the buffered interface module ("BIM"). The BIM permits the rapid retrieval and storage of data from Monitor One units prior to printing reports. This permits a physician to remove data stored after a monitoring session and re-employ the monitor while the report is printing. The BIM also permits data to be transferred to a microcomputer system base station, either directly or telephonically. The Company has developed proprietary microcomputer software to store, organize and assist in the analysis of ECG data.

Additional Products

      The Company developed and is marketing a diagnostic device that analyzes heart rate variability which can provide the physician information on the functioning of the Autonomic Nervous System ("ANS"). ANS dysfunction is the failure of the portion of the body's nervous system to regulate such unconscious functions as respiration, circulation, digestion, heart-rate, body temperatures, metabolism, sweating and certain glandular secretions. These symptoms are associated with serious complications of diabetes leading to blindness, kidney failure, and may contribute to diabetic cardiac autonomic neuropathy, often associated with silent heart disease, heart attacks and sudden cardiac death. The Company's Monitor One nDx system ("nDx") automates the analysis of heart rate variation during deep inspiration and forced expiration, posture changes and Valsalva Maneuvers. The nDx monitor assists the physician in administering the test by prompting the patient's breathing patterns and then providing a statistical analysis. The Company believes that this product can assist physicians in the early detection of neurological disorders related to diabetes, before other more dangerous symptoms (heart attacks, blindness, impotence, etc.) are present and to help manage the treatment of their diagnosed diabetic patients. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119).

      The Company also manufactures and markets other non-invasive medical devices.

Marketing

      Pursuant to the Company's Strategic Alliance Agreement with SmithKline Beecham, SmithKline Beecham provides sales and marketing support to the Company's ohms|cad sales organization. At present, the Company's sales team consists primarily of senior management supported by six senior sales staff persons that formerly were involved in the sales of the Company's Monitor One products. The Company is still developing and supplementing an integrated marketing plan with SmithKline Beecham which will include the utilization of SmithKline Beecham's Integrated Health Care Division sales force to provide and market ohms|cad services.

      The marketing and sales of the Company's devices to primary care physicians, hospitals and other health care providers are conducted through the Company's own direct sales force. Foreign medical product distributors sell the Company's products in Europe. The Company also participates with unaffiliated leasing companies in sales promotions involving financing for the end-user.

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

Warranty and Sales Terms

      The Company extends end-users of purchased or leased devices a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Extended warranty sales represented 13.4% of net sales for fiscal 1996. If there has been equipment malfunction, the Company's warranty provides for the repair or replacement of the equipment. The average unit cost of repair is minimal. During fiscal 1996 and 1995, the Company replaced approximately 4 and 6 monitors, respectively, that could not be repaired pursuant to its warranty programs.

      The Company maintains a general policy of net 30 days payment terms for distributors, cash or third party leasing arrangements for direct end user sales and generally requires letters of credit or other secured terms for international sales. In some cases, the Company has extended credit beyond 30 days. As a matter of general policy, however, the Company does not enter into consignment arrangements with end-users or distributors and sales are made without the right of return. From time to time, the Company has offered certain distributors the opportunity, upon the introduction of new or upgraded products, to exchange their inventory units as part of its marketing efforts. In such cases, the customer was billed for the net price differential (generally not significant) at the time of the product exchange. As of November 30, 1996 and 1995, approximately 19.1% and 20.9% of the receivable balances, respectively, were more than 90 days past due. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      On January 1, 1992, a Medicare physician payment system became effective which is designated "Resource Based Relative Value Scales" ("RBRVS"). RBRVS, which is administered by the Health Care Financing Administration, and replaced the "reasonable charge" system which was utilized since 1965. The reasonable charge system was criticized because it resulted in wide variations in the reimbursement payments for the same services performed by physicians of different specialties and geographic locations. The RBRVS system, which is to be phased in over five years, is intended to provide uniform reimbursement for the performance of a service, regardless of the specialty of the physician performing the service. The Company's analysis of the system concludes that the RBRVS system seeks to lower overall costs of the delivery of medical care by rewarding more patient management provided by primary care physicians.

      Although the RBRVS system described above is mandated by Congressional action, there can be no assurance that future Congressional action will not result in the general reduction in the rates of reimbursement. Nevertheless, the 1995 RBRVS rates for the Company's products were increased between 3-5%. While uncertainty relating to the Medicare classification of electronic ambulatory cardiac monitors was resolved by HCFA in October 1988 and adopted by carriers during fiscal 1989, the Company believes that the overall political climate to reduce fees for all medical services has a negative impact on medical equipment sales in general and, therefore, sales by the Company. In addition, uncertainties created by proposals to reform the health care delivery system, in general, created, in the Company's opinion, an environment in which many physicians delay their decisions with respect to expenditures for capital equipment. Accordingly, the Company expects that this trend had an adverse impact on its equipment sales. However, the Company also believes that its experience in designing and marketing equipment that offers high quality results which are medically necessary and cost-effective, places it in a position to exploit the evolving managed health care and large practice group market which is consistent with efforts to lower overall health care costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Principal Customers

      During fiscal 1996, 1995 and 1994, no single customer accounted for more than 10% of the Company's net sales.

Manufacturing

      The Company assembles its product line and the components of its ohms|cad system at its Sag Harbor, New York facility where the final testing and packaging of the Company's products is performed. It contracts with electronics companies for the manufacture and sub-assembly of its products and accessories, as well as certain components of its devices and provides these companies with technical expertise. Although the Company has not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of the Company's relationship with its independent sub-contract manufacturers could subject the Company to substantial delays in the delivery of its products to customers. Such delays would subject the Company to possible cancellation of orders and the loss of certain customers.

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

Competition

      Monitor One ischemia products compete primarily with ambulatory arrhythmia ECG scanning services, of which there are more than 75 in the United States, and other ambulatory ECG monitoring equipment manufacturers. The Company is aware of more than 20 ambulatory ECG monitoring equipment manufacturers of which five manufacture digital systems. Certain large medical equipment companies such as Hewlett Packard and Marquette Electronics have introduced electronic ambulatory monitors which compete directly with those of the Company. These companies have substantially greater marketing, financial and other resources than those of the Company but management believes that the Company's products' price and performance are competitive in this field.

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

      The Company's sales of Interp 1000 EKG systems is not significant in the market for such devices. The market is dominated by companies such as Burdick, Hewlett Packard and Marquette Electronics, which have far greater financial, marketing and other resources than those of the Company. The Company believes that its Interp 1000 product offers certain advantages, particularly its validated accuracy, compact size, portability and pricing.

      The Company is not aware of any commercial product which competes with its nDx system which automates the process of testing for autonomic dysfunction nor is it aware of any comprehensive CAD management system which competes with ohms|cad.

      The Company's VasoSpect system, which is designed to detect abnormalities of venous blood flow, competes with other older and more well known technologies such as doppler and ultrasound. Nevertheless, management believes that VasoSpect's unique interpretative diagnostic capabilities for the analysis of venous blood flow will allow it to compete favorably with existing technologies.

      The Company believes that direct competition in ambulatory ischemic monitors; products for testing autonomic function; interpretive ECG; and venous blood flow analysis may, in the future, come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

Research and Development

      In fiscal 1996, 1995 and 1994, the Company expended $348,840, $382,244 and $337,277 respectively, for research and development. During fiscal 1996 and 1995, research and development was primarily focused on the development of the ohms|cad system for managed care such as health maintenance organizations, preferred provider organizations, and large physician groups.

      Management expects to continue to develop new products, as well as enhance its existing products and has budgeted 8% to 10% of anticipated revenue for such research and development in fiscal 1997.

Patent Protection and Proprietary Information

      The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. The Company's Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (No. 1281081) and Spain (No. 547040) and has additional patent applications pending in other countries. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119). The

Company applied for a patent for the ohms|cad system (Serial No. 08/414,510) on March 31, 1995 which is pending. Certain patents relating to the Company's technology begin expiring in 2004.

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

Employees

      The Company, as of January 31, 1997, had 47 full time employees. Of these full time employees, 3 were executives, 8 were engaged in sales supervisory capacities, 12 in sales and marketing, 4 in engineering, 7 in production, 5 in technical support and 8 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees are good.

Item 2. Properties.

      The Company's executive offices occupy approximately 9,000 square feet of office space in Laurence Harbor, New Jersey. These facilities are used principally for administrative offices, sales training, and marketing. In addition, the Company leases approximately 6,000 square feet of space in Sag Harbor, New York used principally for research and development, assembly and quality control. Management believes that the foregoing facilities are adequate for the Company's current level of operations.

Item 3. Legal Proceedings.

      The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

      Market for the Registrant's Common Stock and related stockholder matters as set forth on page 24 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

      Selected financial data as set forth on page 5 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's discussion and analysis of financial condition and results of operations as set forth on pages 6 to 10 of the Registrant's 1996 Annual
Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

      Financial statements and supplementary data as set forth on pages 11 to 22 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.

      Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1996 and is incorporated herein by reference.

Item 11. Executive Compensation.

      Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1996 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1996 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1996 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1) Financial Statements.

            Description                                                     Page
            -----------                                                     ----

            Independent Auditors Report

            Consolidated Balance Sheets as of November 30, 1996 and
            1995

            Consolidated Statement of Operations for each of the three years ended November 30, 1996, 1995 and 1994

            Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 1996, 1995 and 1994

            Consolidated Statement of Cash Flow for each of the three years ended November 30, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

            Schedules have been omitted because they are not applicable.

          (3) Exhibits.

      The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Official
Exhibit                                                               Sequential
  No.         Description                                              Page No.
---------     -----------                                             ----------
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

    4.2 Warrant to Purchase Common Stock dated May 6, 1996 i/n/o S.R. One Limited

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

   10.7 Lease dated August 31, 1993 between the Company and Alexandria Atrium Associates (Exhibit 28.1 to the Company's Form 10-QSB Report dated August 31,
               1993)                                                      I/B/R

   10.8        Strategic Alliance Agreement effective as of April
               1, 1996 between Q-Med, Inc. and SmithKline Beecham
               Health Services, a division of SmithKline Beecham
               Corporation

   10.9 Securities Purchase Agreement dated May 6, 1996 between Q-Med, Inc. and S.R. One Limited

   10.10 Registration Rights Agreement dated May 6, 1996 between Q-Med, Inc. and S.R. One Limited

   11          None

   13          Q-Med, Inc. 1996 Annual Report.

   16          None.

   18          None.

   21          Subsidiaries of Registrant

   22          None.

   23          Consent of Amper, Politziner & Mattia

   24          None.

            (b) Reports on Form 8-K

                  None.

   27          Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: February 28, 1997               Q-MED, INC.


                                        By: /s/ Michael W. Cox
                                            -------------------------------
                                            Michael W. Cox, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                                   Capacity              Date
---------                                   --------              ----


/s/ Michael W. Cox              President and Treasurer       February 28, 1997
---------------------------     (Principal Executive and
Michael W. Cox                  Financial Officer)



/s/ Richard I. Levin            Director                      February 28, 1997
---------------------------
Richard I. Levin


/s/Robert A. Burns              Director                      February 28, 1997
---------------------------
Robert A. Burns


                                Director                      February   , 1997
---------------------------
Howard L. Waltman


/s/ Herbert H. Sommer           Director                      February 28, 1997
---------------------------
Herbert H. Sommer


/s/ Debra A. Fenton             Controller                    February 28, 1997
---------------------------
Debra A. Fenton

                            EXHIBIT INDEX

Exhibit                                                               Sequential
  No.                                                                  Page No.
-------                                                               ----------

4.2         Warrant to Purchase Common Stock dated May 6, 1996
            i/n/o S.R. One Limited                                        20

10.8        Strategic Alliance Agreement effective as of April 1,
            1996 between Q-Med, Inc. and SmithKline Beecham
            Health Services, a division of SmithKline Beecham
            Corporation                                                   29

10.9        Securities Purchase Agreement dated May 6, 1996
            between Q-Med, Inc. and S.R. One Limited                      60

10.10       Registratioin Rights Agreement dated May 6, 1996
            between Q-Med, Inc. and S.R. One Limited                      69

13          Q-Med, Inc. 1996 Annual Report.                               77

21          Subsidiaries of Registrant                                   103

23          Consent of Amper, Politziner & Mattia                        104

27          Financial Data Schedule