Form 10-Q
period 1997-02-28
Q MED INC
filed 1997-04-15
CIK 729213

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarter ended: February 28, 1997         Commission file number: 0-11411


                                   Q-MED, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                 22-2468665
       -------------------------------                  -------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)


100 METRO PARK SOUTH, LAURENCE HARBOR, NEW JERSEY              08878
-------------------------------------------------            ----------
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

                            Yes  X     No
                                ---       ---


The number of shares outstanding of the registrant's common stock on April 8, 1997: 9,533,715

================================================================================

                          Q-MED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 February 28,      November 30,
                                                     1997             1996
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS

Current assets
Cash and cash equivalents ..................     $  1,188,529      $    680,686
Investments ................................        1,045,756         2,144,545
Accounts receivable, net of
   allowances of approximately
   $55,500 and $67,000
   respectively ............................          287,061           403,930
Inventories ................................          852,880         1,123,664
Prepaid expenses and other current
  assets ...................................          125,141            84,074
                                                 ------------      ------------
                                                    3,499,367         4,436,899
Product software development costs .........           80,604            87,140
Property and equipment, net ................          640,338           454,674
Other assets ...............................          189,488           192,351
                                                 ------------      ------------
                                                 $  4,409,797      $  5,171,064
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses ......          810,290           855,795
Current maturities of long-term debt .......     $     25,000      $    100,000
                                                 ------------      ------------
                                                      835,290           955,795
Leases payable - long term .................           79,027            72,053
Deferred warranty revenue ..................           40,626            44,737
                                                 ------------      ------------
                                                      954,943         1,072,585
Stockholders' equity
  Common stock $.001 par value;
  20,000,000 shares authorized;
  9,509,040 and 9,483,615 shares
  issued and 9,487,040 and
  9,461,615 outstanding ....................            9,509             9,477
Paid-in capital ............................       17,895,088        17,836,480
Accumulated deficit ........................      (14,332,410)      (13,656,095)
                                                 ------------      ------------
                                                    3,572,187         4,189,862
Unrealized (loss) on securities
  available for sale .......................          (41,708)          (15,758)
Less: treasury stock at cost,
  22,000 common shares .....................          (75,625)          (75,625)
                                                 ------------      ------------
Total stockholders' equity .................        3,454,854         4,098,479
                                                 ------------      ------------
                                                 $  4,409,797      $  5,171,064
                                                 ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three     For the Three
                                                 Months Ended       Months Ended
                                                 February 28,       February 29,
                                                     1997             1996
                                                 ------------      ------------
Sales ......................................      $  560,000        $1,026,259
Less sales returns and allowances ..........           2,235           125,922
                                                  ----------        ----------
Net sales ..................................         557,765           900,337
Cost of sales ..............................         231,237           362,584
                                                  ----------        ----------
Gross profit ...............................         326,528           537,753
Selling, general and
   administrative expenses .................         995,576         1,104,447
Research and development expenses ..........          35,739           100,951
                                                  ----------        ----------
Income (loss) from operations ..............        (704,787)         (667,645)
Other income -- (interest) .................          35,365            33,920
Interest expense ...........................          (6,893)          (11,702)
                                                  ----------        ----------
Net (loss) .................................      $ (676,315)       $ (645,427)
                                                  ==========        ==========
(Loss) per common share ....................      $     (.07)       $     (.07)
                                                  ----------        ----------
Weighted average number of shares
   of common stock outstanding .............       9,496,274         9,024,779
                                                   =========         =========


         See Accompanying Notes to Consolidated Financial Statements

                                               Q-MED, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the Three Months Ended February 28, 1997
                                                       (Unaudited)

                                                                                                 Unrealized
                                                                              Common Stock       Gain (loss)
                                                                            Held in Treasury    on Securities
                                  Common      Paid-in      Accumulated     ------------------     Available
                                   Stock      Capital        Deficit       Shares     Amount      for Sale        Total
                                  ------    -----------   ------------     ------    --------     --------     ----------
Balance--November 30, 1996 .....  $9,477    $17,836,480   $(13,656,095)    22,000    $(75,625)    $(15,758)    $4,098,479
Exercise of stock options
   and warrants ................      32         58,608                                                            58,640
Net loss for the three months
   ended February 28, 1997 .....                              (676,315)                                          (676,315)
Unrealized loss on securities
   available for sale ..........                                                                   (25,950)       (25,950)
                                  ------    -----------   ------------     ------    --------     --------     ----------
Balance--February 28, 1997 .....  $9,509    $17,895,088   $(14,332,410)    22,000    $(75,625)    $(41,708)    $3,454,854
                                  ======    ===========   ============     ======    ========     ========     ==========


                               See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the Three   For the Three
                                                   Months Ended    Months Ended
                                                   February 28,    February 29,
                                                       1997           1996
                                                    ----------     ----------
Cash flows from operating activities:
   Net (loss) ..................................    $ (676,315)    $ (645,427)
                                                    ----------     ----------
Adjustments to reconcile net income to cash
 (used in) provided by operating activities:
   Depreciation and amortization ...............        66,362         72,826
   Changes in assets and liabilities:
     Decrease in accounts receivable ...........       116,869        257,742
     (Increase) decrease in inventories ........       270,784        (30,581)
     (Decrease) in accounts payable and
       accrued liabilities .....................       (45,505)      (118,393)
     (Increase) in prepaid expenses and
       other assets ............................       (41,067)       (20,861)
     Other, net ................................          (895)       (27,644)
                                                    ----------     ----------
     Total adjustments .........................       366,548        133,089
                                                    ----------     ----------
     Net cash (used in) operating activities ...    $ (309,767)    $ (512,338)
                                                    ==========     ==========
Cash flows from investing activities:
   Proceeds from sale of investments ...........     1,072,839        682,824
   Capital expenditures, net ...................      (238,869)       (53,696)
                                                    ----------     ----------
   Net cash provided by (used in)
     investing activities ......................    $  833,970     $  629,128
                                                    ==========     ==========
Cash flows from financing activities:
   Principal (payment) on note payable
     to bank ...................................       (75,000)       (75,000)
   Proceeds from issuance of common stock ......        58,640        176,397
                                                    ----------     ----------
   Net cash provided by (used in)
     financing activities ......................    $  (16,360)    $  101,397
                                                    ==========     ==========
Net increase (decrease) in cash and
   cash equivalents ............................       507,843        218,187
Cash and cash equivalents at beginning
   of period ...................................       680,686        866,750
                                                    ----------     ----------
Cash and cash equivalents at end of period .....    $1,188,529     $1,084,937
                                                    ==========     ==========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
     Interest ..................................    $    7,854     $   12,243


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.


NOTE 1 -- RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the three months ended February 28, 1997 and February 29, 1996 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1997.

NOTE 2 -- INVESTMENTS

                                                              Gross       Gross
                                 Amortized    Unrealized   Unrealized      Fair        Carrying
                                    Cost        Gains        Losses        Value        Amount
                                 ----------   ----------    --------    ----------   ----------
Available-for-sale
  U.S. Treasury securities ...   $1,004,048   $   --        $(41,708)   $1,045,756   $1,045,756
                                 ----------   ----------    --------    ----------   ----------
                                 $1,004,048   $   --        $(41,708)   $1,045,756   $1,045,756
                                 ==========   ==========    ========    ==========   ==========


NOTE 3 -- INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                    February 28,    November 30,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)

Raw materials (component parts) .................     $245,980       $  251,494
Finished units ..................................      606,900          872,170
                                                      --------       ----------
                                                      $852,880       $1,123,664
                                                      ========       ==========

NOTE 4 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

                                                    February 28,    November 30,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)

Accounts payable trade ..........................     $200,875        $282,123
Deferred warranty revenue .......................      235,986         247,368
Accrued payroll .................................      144,954          87,417
Other accrued expenses ..........................      208,128         221,042
Accrued sales commissions .......................       20,347          17,845
                                                      --------        --------
                                                      $810,290        $855,795
                                                      ========        ========

NOTE 5 -- PRINCIPLES OF CONSOLIDATION

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

                                     PART I

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                              Period to Period
                                     For the Three Months    Percentage Changes
                                       Ended February 28,   For the Three Months
                                       and February 29,      Ended February 28,
                                    --------------------      and February 29,
                                     1997           1996       1997 vs. 1996
                                    ------         -----    --------------------
Sales (net) .....................    100.0%        100.0%          (38.0)
Cost of sales ...................     41.5          40.3           (36.2)
                                    ------         -----
Gross profit ....................     58.5          59.7           (39.3)
Selling, general and
  administrative ................    178.5         122.6            (9.9)
Research and development ........      6.4          11.2           (64.6)
                                    ------         -----
Loss from continuing
  operations ....................   (126.4)        (74.1)            5.6
Interest expense ................     (1.2)         (1.3)          (41.1)
Other income (expense) ..........      6.3           3.7             4.3
                                    ------         -----
Net loss ........................   (121.3)        (71.7)            4.8
                                    ======         =====

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 29, 1996

Net sales for the three months ended February 28, 1997 decreased by 38% or approximately $343,000 when compared to the three months ended February 29, 1996. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace; During the first quarter of 1997, management has continued to focus on the marketing and development of the ohms/cad system through its wholly owned subsidiary, Interactive Heart Management Corp.

The Company has aggressively marketed the ohms/cad system to over 20 leading health care providers throughout the United States and will continue these efforts during fiscal 1997. The Company believes these efforts will begin to be realized during fiscal 1997, however, any significant revenue from these arrangements may not be recognized until 15-18 months from the date of implementation. Included in the Company's net loss of $(676,315) was approximately $(436,000) from Interactive Heart Management Corp.

The Company's gross profit margin decreased slightly to 58.5% for the three months ended February 28, 1997 from 59.7% for the three months ended February 29, 1996. The decrease was due to the reduction in sales while certain elements of costs remain fixed.

Selling, general and administrative expenses for the three months ended February 28, 1997 decreased by 9.9% or approximately $109,000 when compared to the corresponding period of the prior year. The decrease was primarily due to the continued decrease in sales-related expenses in connection with the Company's direct sales force. Management expects selling expenses to increase slightly as marketing activity expands through the Company's Interactive Heart Management subsidiary.

Research and development expenses for the three months ended February 28, 1997 decreased by approximately $65,000 when compared to the three months ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided from operations, proceeds from public and private placements of securities, and the sale of certain assets. Since the Company's inception, these transactions have generated approximately $18,000,000 less applicable expenses.

The Company has an installment note payable to a bank in the amount of $625,000 dated March 1, 1995. The Company has been making monthly installments of $25,000 plus interest at 1% over prime rate. The balance as of February 28, 1997 was $25,000. The prime rate on April 9, 1997 was 8 1/2%. The note was fully paid on March31, 1997.

The Company had working capital of $2,664,077 at February 28, 1997 compared to $3,481,104 at November 30, 1996 and ratios of current assets to current liabilities of 4.2:1 and 4.6:1, respectively. The working capital decrease was primarily due to the net loss of approximately $676,000 for the first quarter.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, should be sufficient to meet its working capital and capital requirements for the current year. However, in the event sales do not meet management's expectation, the Company may be required to seek additional financing to support sales effort.

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 12.8% of the receivables balance at February 28, 1997 compared to 19.1% at November 30, 1996. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the ohms/cad system by managed care organizations, and the Company's ability to manage expense levels.

NEED FOR ADDITIONAL CAPITAL. As of February 28, 1997, the Company had approximately $2,234,285 cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms/cad services. The Company expects that the monthly negative cash flow will increase as a result of increased activities related to the marketing of ohms/cad. As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain its marketing efforts. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale of its products and services. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all. The Company is discussing the possibility of raising additional funds with potential investors, but as of February 28, 1997, the Company had not entered into any firm commitments for additional funds. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

REGULATION. The Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration (FDA). The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect the Company.

STOCK PRICE FLUCTUATIONS. The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions-based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                    PART II

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


Dated: April 11, 1996