Form 10-Q
period 1997-05-31
Q MED INC
filed 1997-07-15
CIK 729213

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For the quarter ended: May 31, 1997 - Commission file number: 0-11411


                                   Q-MED, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                               22-2468665
 ---------------------------------                 -------------------
    (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                 Identification No.)


             100 METRO PARK SOUTH, LAURENCE HARBOR, NEW JERSEY 08878
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


(Issuer's telephone number, including area code) (908) 566-2666
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X    No.    .
                          ---      ---


The number of shares outstanding of the registrant's common stock on July 7, 1997: 9,571,715

================================================================================

                          Q-MED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              May 31, 1997          November 30,
                                                               (Unaudited)             1996
                                                              ------------          ------------
ASSETS

Current assets
Cash and cash equivalents                                    $    653,500           $    680,686
Investments                                                     1,058,327              2,144,545
Accounts receivable, net of
  allowances of approximately
  $75,000 and $67,000 respectively                                361,020                403,930
Inventories                                                       820,201              1,123,664
Prepaid expenses and other current assets                         109,269                 84,074
                                                             ------------           ------------
                                                                3,002,317              4,436,899
Product software development costs                                 74,069                 87,140
Property and equipment, net                                       661,676                454,674
Other assets                                                      185,327                192,351
                                                             ------------           ------------
                                                             $  3,923,389           $  5,171,064
                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                           1,034,826                855,795
Current maturities of long-term debt                         $     --               $    100,000
                                                             ------------           ------------
                                                                1,034,826                955,795
Leases payable - long term                                         55,469                 72,053
Deferred warranty revenue                                          44,450                 44,737
                                                             ------------           ------------
                                                                1,134,745              1,072,585
Stockholders' equity Common stock $.001
  par value; 20,000,000 shares authorized;
  9,571,715 and 9,483,615 shares
  issued and 9,549,715 and 9,461,615 outstanding                    9,552                  9,477
Paid-in capital                                                17,947,304             17,836,480
Accumulated deficit                                           (15,046,250)           (13,656,095)
                                                             ------------           ------------
                                                                2,910,606              4,189,862
Unrealized (loss) on securities available for sale                (46,337)               (15,758)
Less:  treasury stock at cost, 22,000 common shares               (75,625)               (75,625)
                                                             ------------           ------------
Total stockholders' equity                                      2,788,644              4,098,479
                                                             ------------           ------------
                                                             $  3,923,389           $  5,171,064
                                                             ============           ============


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      For the Six      For the Three       For the Six    For the Three
                                     Months Ended      Months Ended       Months Ended    Months Ended
                                     May 31, 1997      May 31, 1997       May 31, 1996    May 31, 1996
                                     ------------      ------------       ------------    -------------
Sales                                 $ 1,188,883       $  628,883         $ 2,085,478      $1,059,219

Less sales returns and
  allowances                               22,553           20,318             137,316          11,394
                                      -----------       ----------         -----------      ----------
     Net sales                          1,166,330          608,565           1,948,162       1,047,825

Cost of sales                             452,079          220,842             738,188         375,603
                                      -----------       ----------         -----------      ----------
     Gross profit                         714,251          387,723           1,209,974         672,222

Selling, general and
  administrative expenses               2,043,895        1,048,319           2,186,346       1,080,239
Provision for uncollectible accounts       27,049           27,049               4,814           4,814
Research and development expenses          83,142           47,403             208,807         107,855
                                      -----------       ----------         -----------      ----------
Income (loss) from operations          (1,439,835)        (735,048)         (1,189,993)       (520,686)

Interest expense                          (14,232)          (7,339)            (18,894)         (8,843)

Other income                               63,912           28,547              64,773          30,853
                                      -----------       ----------         -----------      ----------
Net (loss)                            $(1,390,155)      $ (713,840)        $(1,144,114)     $ (498,676)
                                      ===========       ==========         ===========      ==========
(Loss) per common share               $      (.15)      $     (.07)        $      (.13)     $     (.05)
                                      -----------       ----------         -----------      ----------
Weighted average number of
  shares of common stock
  outstanding                           9,518,636        9,541,464           9,117,697       9,208,617
                                      ===========       ==========         ===========      ==========


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1997
                                   (Unaudited)


                                                                                                           Unrealized
                                                                                                          Gain (loss)
                                                                                         Common Stock     on Securities
                                     Common           Paid-in        Accumulated       Held in Treasury     Available
                                      Stock           Capital          Deficit         Shares    Amount      for Sale      Total
                                     ------           -------        -----------       ------    ------   -------------    -----
Balance--November 30, 1996          $9,477         $17,836,480     $ (13,656,095)      22,000   $(75,625)    $(15,758)   $4,098,479

Exercise of stock options
  and warrants                          75             110,824                                                              110,899

Net loss for the six months
  ended May 31, 1997                                                  (1,390,155)                                        (1,390,155)

Unrealized loss on securities
  available for sale                                                                                          (30,579)      (30,579)
                                    ------         -----------      ------------       ------   --------     --------    ----------
Balance--May 31, 1997               $9,552         $17,947,304      $(15,046,250)      22,000   $(75,625)    $(46,337)   $2,788,644
             === ====               ======         ===========      ============       ======   ========     ========    ==========



           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the Six          For the Six
                                                              Months Ended         Months Ended
                                                                 May 31,             May 31,
                                                                  1997                1996
                                                              ------------         ------------
Cash flows from operating activities:
     Net (loss)                                               $(1,390,155)         $(1,144,114)
                                                              -----------          -----------
Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
     Depreciation and amortization                                135,247              148,247
     Changes in assets and liabilities:
     Decrease in accounts receivable                               42,910              203,374
     Decrease in inventories                                      303,463              132,366
     Increase (decrease) in accounts payable and
     accrued liabilities                                          179,031             (178,271)
     (Increase) in prepaid expenses and other assets              (25,195)             (73,086)
     Other, net                                                   (23,116)             (53,062)
                                                              -----------          -----------
          Total adjustments                                       612,340              179,568
                                                              -----------          -----------
     Net cash (used in) operating activities                  $  (777,815)         $  (964,546)
                                                              ===========          ===========
Cash flows from investing activities:

     Purchase of investments                                           --           (1,526,333)
     Proceeds from sale of investments                          1,055,639              709,000
     Capital expenditures, net                                   (315,909)            (130,753)
                                                              -----------          -----------
Net cash provided by (used in) investing activities           $   739,730          $  (948,086)
                                                              ===========          ===========
Cash flows from financing activities:
     Principal (payment) on note payable to bank                 (100,000)            (150,000)
Proceeds from issuance of common stock                            110,899            2,542,852
                                                              -----------          -----------
     Net cash provided by financing activities                $    10,899          $ 2,392,852
                                                              ===========          ===========
Net (decrease) increase in cash and cash equivalents              (27,186)             480,220

Cash and cash equivalents at beginning of period                  680,686              866,750
                                                              -----------          -----------
Cash and cash equivalents at end of period                    $   653,500          $ 1,346,970
                                                              ===========          ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                 $    14,232          $    22,217







           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

Note 1 - Results of Operations

In the opinion of management, the financial statements for the six months ended May 31, 1997 and May 31, 1996 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1997.

Note 2 - Investments


                                                 Gross           Gross
                                 Amortized     Unrealized      Unrealized      Fair           Carrying
                                   Cost          Gains          Losses         Value           Amount
                                 ---------     ----------      ----------      -----          --------
Available-for-sale
  U.S. Treasury securities      $1,011,990     $   --           $(46,337)    $1,058,327      $1,058,327
                                ----------     ---------        ---------    ----------      ----------
                                $1,011,990     $   --           $(46,337)    $1,058,327      $1,058,327
                                ==========     =========        ========     ==========      ==========


Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                May 31,             November 30,
                                                 1997                  1996
                                              -----------           ------------
                                              (Unaudited)

 Raw materials (component parts)              $  229,370              $251,494
 Finished units                                  590,831               872,170
                                              ----------            ----------
                                              $  820,201            $1,123,664
                                              ==========            ==========

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                   May 31,        November 30,
                                                    1997              1996
                                                -----------       ------------
                                                (Unaudited)

Accounts payable trade                          $  434,900          $282,123
Deferred warranty revenue                          239,017           247,368
Accrued payroll and commissions                     95,754           105,262
Other accrued expenses                             265,155           221,042
                                                ----------          --------
                                                $1,034,826          $855,795
                                                ==========          ========

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

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.


                                                                                             Period to Period Percentage Changes
                                                                                            ----------------------------------------
                                            For the Six Months        For the Three Months  For the Six Months  For the Three Months
                                               Ended May 31,              Ended May 31,        Ended May 31,      Ended May 31,
                                            --------------------       --------------------  ------------------  -------------------
                                             1997         1996         1997           1996     1996 Vs. 1995      1996 Vs. 1995
                                            ------       -------       ------        ------  ------------------  -------------------
Sales (net)                                 100.0%       100.0%        100.0%        100.0%        (40.1)            (41.9)
Cost of Sales                                38.8         37.9          36.3          35.8         (38.8)            (41.2)
                                           ------        -----        ------         -----
Gross Profit                                 61.2         62.1          63.7          64.2         (41.0)            (42.3)
Selling, general and administrative         175.3        112.2         172.2         103.1          (6.5)             (3.0)
Provision for uncollectible accounts          2.3           .2           4.5            .5         461.8             461.8
Research and development                      7.1         10.7           7.8          10.3         (60.2)            (56.0)
                                           ------        -----        ------         -----
(Loss) from continuing operations          (123.5)       (61.0)       (120.8)        (49.7)         21.0              41.2
Interest expense                             (1.2)        (1.0)         (1.2)          (.8)        (24.7)            (17.0)
Other Income                                  5.5          3.3           4.7           2.9          (1.3)             (7.5)
                                           ------        -----        ------         -----
Net (loss)                                 (119.2)       (58.7)       (117.3)        (47.6)         21.5              43.1
                                           ======        =====        ======         =====



SIX AND THREE MONTHS ENDED MAY 31, 1997 COMPARED WITH THE SIX AND THREE MONTHS ENDED MAY 31, 1996

Net sales for the six months ended May 31, 1997 decreased by 40% or approximately $782,000 when compared to the six months ended May 31, 1996. Net sales for the three months ended May 31, 1997 decreased by 42% or approximately $439,000 when compared to the three months ended May 31, 1996. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace. During the first half of 1997, management has continued to focus on the marketing and development of the ohms|cad system through its wholly owned subsidiary, Interactive Heart Management Corp.

The Company has aggressively marketed the ohms|cad system to over 20 leading health care providers throughout the United States and will continue these efforts throughout fiscal 1997. The Company believes these efforts will begin to be realized during fiscal 1997, however, any significant revenue from these arrangements may not be recognized until 15-18 months from the date of implementation. Included in the Company's net loss of $(1,390,155) was approximately $(912,000) from Interactive Heart Management Corp.

The Company's gross profit margin decreased slightly to 61.2% for the six months ended May 31, 1997 from 62.1% for the six months ended May 31, 1996 and to 63.7% for the three months ended May 31, 1997 from 64.2% for the three months ended May 31, 1996. The decrease was due to the reduction in sales while certain elements of costs remain fixed.

Selling, general and administrative expenses for the six months ended May 31, 1997 decreased by 6.5% or approximately $142,000 when compared to the corresponding period of the prior year. Selling, general and administrative expenses for the three months ended May 31, 1997 decreased by 3% or approximately $32,000 when compared to the three months ended May 31, 1996. The decrease was primarily due to the continued decrease in sales-related expenses in connection with the Company's direct sales force. Management expects selling expenses to increase slightly as marketing activity expands through the Company's Interactive Heart Management subsidiary.

Research and development expenses for the six months ended May 31, 1997 decreased by approximately $126,000 when compared to the six months ended May 31, 1996. Research and development expenses for the three months ended May 31, 1997 decreased by approximately $60,000 when compared to the three months ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided from operations, proceeds from public and private placements of securities, and the sale of certain assets. Since the Company's inception, these transactions have generated approximately $18,000,000 less applicable expenses.

The Company had an installment note payable to a bank in the amount of $625,000 dated March 1, 1995. The Company had been making monthly installments of $25,000 plus interest at 1% over prime rate. The note was fully paid on March 31, 1997.

The Company had working capital of $1,967,491 at May 31, 1997 compared to $3,481,104 at November 30, 1996 and ratios of current assets to current liabilities of 2.9:1 and 4.6:1, respectively. The working capital decrease was primarily due to the net loss of approximately $1,390,000 for the six months ending May 31, 1997.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, should be sufficient to meet its working capital and capital requirements for the current year. However, in the event sales do not meet management's expectation, the Company may be required to seek additional financing to support IHMC's sales effort.

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 26.7% of the receivables balance at May 31, 1997 compared to 19.1% at November 30, 1996. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

The Company, with its subsidiary, Interactive Heart Management Corp., enters into contract arrangements with physician groups and managed care organizations where either a prepayment is made per month or billing is done on a per test basis. The Company generally holds a security deposit for systems placed in physicians' offices.

The Company offers certain distributors the opportunity upon the introduction of new or upgraded products to exchange their inventory units. In such cases, the customer is billed for the net price differential at the time of the product exchange.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

FUTURE OPERATING RESULTS. Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the ohms|cad system by managed care organizations, and the Company's ability to manage expense levels.

NEED FOR ADDITIONAL CAPITAL. As of May 31, 1997, the Company had approximately $1,711,827 cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will increase as a result of increased activities related to the marketing of ohms|cad. As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain its marketing efforts. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale of its products and services. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all. The Company is discussing the possibility of raising additional funds with potential investors, but as of May 31, 1997, the Company had not entered into any firm commitments for additional funds. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures, and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings

            No change from previous filing.

  Item 2.   Changes in Securities

            None.

  Item 3.   Defaults upon Senior Securities

            None.

  Item 4.   Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders was held on May 30, 1997, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 28, 1997, the record date of the meeting, was 9,451,715 of which 9,530,381 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                     Michael W. Cox
                     Howard L. Waltman
                     Richard I. Levin
                     Robert A. Burns
                     Herbert H. Sommer

            The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                                For         Against      Abstain
                                                ---         -------     --------
            To approve the Company's
            1997 Equity Incentive Plan...     3,608,008     408,199     230,755

            To ratify the selection of
            Auditors.....................     8,412,955      24,154      28,680


  Item 5.   Other Information

            None.

  Item 6.   Exhibits and Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Q-Med, Inc.


                                                By:/s/ MICHAEL W. COX
                                                   -----------------------------
                                                Michael W. Cox
                                                President
                                                Principal Executive and
                                                Financial Officer

Dated:  July 11, 1997