Form 10-Q
period 1997-08-31
Q MED INC
filed 1997-10-14
CIK 729213

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarter ended: August 31, 1997          Commission file number: 0-11411



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

The number of shares outstanding of the registrant's common stock on October 6, 1997: 9,631,583

================================================================================

                          Q-MED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     August 31,    November 30,
                                                        1997           1996
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................  $  1,187,147   $    680,686
Investments ......................................          --        2,144,545
Accounts receivable, net of
        allowances of approximately
        $88,000 and $142,000 respectively ........       224,306        403,930
Inventories ......................................       741,355      1,123,664
Prepaid expenses and other current assets ........       147,591         84,074
                                                    ------------   ------------
        Total current assets .....................     2,300,399      4,436,899

Property and equipment, net ......................       650,820        454,674
Product software development costs ...............        67,534         87,140
Other assets .....................................       179,374        192,351
                                                    ------------   ------------
                                                    $  3,198,127   $  5,171,064
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses ............  $    904,026   $    855,795
Current maturities of long-term debt .............          --          100,000
                                                    ------------   ------------
        Total current liabilities ................       904,026        955,795

Leases payable--long-term ........................       104,270         72,053
Deferred revenue .................................        92,038         44,737
                                                    ------------   ------------
        Total liabilities ........................     1,100,334      1,072,585

Stockholders' equity
     Common stock $.001 par value;
     20,000,000 shares authorized;
     9,585,049 and 9,483,615 shares
     issued and 9,563,049 and 9,461,615 shares
     outstanding respectively ....................         9,585          9,477
Paid-in capital ..................................    17,974,354     17,836,480
Accumulated deficit ..............................   (15,810,521)   (13,656,095)
                                                    ------------   ------------
                                                       2,173,418      4,189,862
Unrealized (loss) on securities available
  for sale .......................................          --          (15,758)
Less: treasury stock at cost, 22,000
  common shares ..................................       (75,625)       (75,625)
                                                    ------------   ------------
Total stockholders' equity .......................     2,097,793      4,098,479
                                                    ------------   ------------
                                                    $  3,198,127   $  5,171,064
                                                    ============   ============


           See Accompanying Notes to Consolidated Financial Statements

                                               Q-MED, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                 For the Nine       For the Nine       For the Three     For the Three
                                                 Months Ended       Months Ended       Months Ended       Months Ended
                                                August 31, 1997    August 31, 1996    August 31, 1997    August 31, 1996
                                                ---------------    ---------------    ---------------    ---------------
Sales ......................................      $ 1,688,876        $ 2,914,709        $   499,993        $   829,231
Less sales returns and allowances ..........           39,122            185,554             16,569             48,238
                                                  -----------        -----------        -----------        -----------
    Net sales ..............................        1,649,754          2,729,155            483,424            780,993
Cost of sales ..............................          658,691          1,085,306            206,612            347,118
                                                  -----------        -----------        -----------        -----------
    Gross profit ...........................          991,063          1,643,849            276,812            433,875
Selling, general and
  administrative expenses ..................        3,010,260          3,214,593            966,365          1,028,247
Provision for uncollectible accounts .......           30,548             11,286              3,499              6,472
Research and development expenses ..........          141,217            279,741             58,075             70,934
                                                  -----------        -----------        -----------        -----------
Income (loss) from operations ..............       (2,190,962)        (1,861,771)          (751,127)          (671,778)
Interest expense ...........................          (19,081)           (27,956)            (4,849)            (9,062)
Other income ...............................           86,191            114,707             22,279             49,934
(Loss) on sale of securities ...............          (30,574)              --              (30,574)              --
                                                  -----------        -----------        -----------        -----------
Net (loss) .................................      $(2,154,426)       $(1,775,020)       $  (764,271)       $  (630,906)
                                                  ===========        ===========        ===========        ===========
(Loss) per common share ....................      $      (.23)       $      (.19)       $      (.08)       $      (.06)
                                                  -----------        -----------        -----------        -----------
Weighted average number of shares
  of common stock outstanding ..............        9,537,565          9,225,080          9,575,012          9,439,845
                                                  ===========        ===========        ===========        ===========


                                          See Accompanying Notes to Consolidated Financial Statements

                                                    Q-MED, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             For the Nine Months Ended August 31, 1997
                                                            (Unaudited)
                                                                                                           Unrealized
                                                                                      Common Stock        Gain (Loss)
                                                                                    Held in Treasury     on Securities
                                    Common        Paid-in        Accumulated      --------------------     Available
                                    Stock         Capital          Deficit        Shares      Amount       for Sale        Total
                                    ------      -----------     -------------     ------     ---------   -------------   ----------
Balance--November 30, 1996 .....    $9,477      $17,836,480     $(13,656,095)     22,000     $(75,625)     $(15,758)     $4,098,479

Exercise of stock options
  and warrants .................       108          137,874                                                                 137,982

Net loss for the nine months
  ended August 31, 1997 ........                                  (2,154,426)                                            (2,154,426)

Unrealized gain (loss) on
  securities available
  for sale .....................                                                                             15,758          15,758
                                    ------      -----------     ------------      ------     --------      --------      ----------
Balance--August 31, 1997 .......    $9,585      $17,974,354     $(15,810,521)     22,000     $(75,625)     $   --        $2,097,793
                                    ======      ===========     ============      ======     ========      ========      ==========


                                    See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the Nine Months Ended
                                                     ---------------------------
                                                      August 31,     August 31,
                                                         1997          1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss) ..............................   $(2,154,426)   $(1,775,020)
                                                     -----------    -----------
    Adjustments to reconcile net income
       to cash (used in) operating
       activities:
    Depreciation and amortization ................       200,379        219,945
    Loss on sale of securities ...................        30,574           --
    Changes in assets and liabilities:
       Decrease in accounts receivable ...........       179,624        364,201
       Decrease in inventories ...................       382,309        200,334
       Increase (decrease) in accounts payable
         and accrued liabilities .................        48,231       (302,246)
       (Increase) in prepaid expenses and
         other assets ............................       (63,517)       (28,634)
       Other, net ................................        72,616        (66,143)
                                                     -----------    -----------
         Total adjustments .......................       850,216        387,457
                                                     -----------    -----------
       Net cash (used in) operating activities ...    (1,304,210)    (1,387,563)
                                                     ===========    ===========
Cash flows from investing activities:
  Purchase of securities .........................          --       (1,559,903)
  Sale of securities .............................     2,129,729      2,209,000
  Capital expenditures, net ......................      (357,040)      (169,147)
                                                     -----------    -----------
  Net cash provided by investing activities ......     1,772,689        479,950
                                                     ===========    ===========
Cash flows from financing activities:
  Principal (payment) on note payable
     to bank .....................................      (100,000)      (225,000)
  Proceeds from issuance of common stock .........       137,982      2,680,530
                                                     -----------    -----------
  Net cash provided by financing activities ......        37,982      2,455,530
                                                     ===========    ===========
Net increase in cash and cash equivalents ........       506,461      1,547,917
Cash and cash equivalents at beginning of period..       680,686        866,750
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $ 1,187,147    $ 2,414,667
                                                     ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest ...................................   $    19,081    $    27,956
                                                     ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.


NOTE 1 -- RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the nine and three months ended August 31, 1997 and August 31, 1996 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the results which may be expected for the full year ending November 30, 1997.


NOTE 2 -- INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on moving weighted average method) or market. Inventories consist of the following:

                                                  August 31,       November 30,
                                                     1997              1996
                                                  ----------       ------------
                                                 (Unaudited)

Raw materials (component parts) ..............     $220,630         $  251,494
Finished units ...............................      520,725            872,170
                                                   --------         ----------
                                                   $741,355         $1,123,664
                                                   ========         ==========

NOTE 3 -- Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:


                                                  August 31,       November 30,
                                                     1997              1996
                                                  ----------       ------------

Accounts payable-trade .......................     $283,017         $  282,123
Deferred revenue .............................      268,161            247,368
Accrued payroll and commissions ..............      112,463            105,262
Other accrued expenses .......................      240,385            221,042
                                                   --------         ----------
                                                   $904,026         $  855,795
                                                   ========         ==========

NOTE 4 -- Principles of Consolidation

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

                                                                                            Period to Period Percentage Changes
                                         For the Nine Months     For the Three Months   --------------------------------------------
                                           Ended August 31,         Ended August 31,     For the Nine Months    For the Three Months
                                         ------------------      -------------------       Ended August 31,       Ended August 31,
                                          1997        1996         1997        1996        1997 Vs. 1996          1997 Vs. 1996
                                         ------      ------       ------      ------    -------------------    --------------------
Sales (net) ...........................  100.0%      100.0%       100.0%      100.0%           (39.5)                 (38.1)
Cost of Sales .........................   39.9        39.8         42.7        44.4            (39.3)                 (40.5)
                                         -----       -----        -----       -----
Gross Profit ..........................   60.1        60.2         57.3        55.6            (39.7)                 (36.2)
Selling, general and administrative ...  182.5       117.8        199.9       131.6             (6.4)                  (6.0)
Provision for uncollectible accounts ..    1.9          .4           .7          .8            170.7                  (45.9)
Research and development ..............    8.5        10.2         12.0         9.1            (49.5)                 (18.1)
                                         -----       -----        -----       -----
(Loss) from continuing operations ..... (132.8)      (68.2)      (155.3)      (85.9)            17.7                   11.8
Interest expense ......................   (1.2)       (1.0)        (1.0)       (1.2)           (31.7)                 (46.5)
Other Income ..........................    5.2         4.2          4.5         6.4            (24.9)                 (55.4)
(Loss) on sale of securities ..........   (1.8)         --         (6.3)         --               *                      *
                                         -----       -----        -----       -----
Net (loss) ............................ (130.6)      (65.0)      (158.1)      (80.7)            21.4                   21.1
                                         =====       =====        =====       =====
----------

*  Not meaningful



NINE AND THREE MONTHS ENDED AUGUST 31, 1997 COMPARED WITH THE NINE AND THREE MONTHS ENDED AUGUST 31, 1996

Net sales for the nine months ended August 31, 1997 decreased by 39.5% or approximately $1,079,000 when compared to the nine months ended August 31, 1996. Net sales for the three months ended August 31, 1997 decreased by 38% or approximately $298,000 when compared to the three months ended August 31, 1996. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace. During fiscal 1997, the Company has continued to focus on the marketing and development of the ohms|cad system through its wholly owned subsidiary, Interactive Heart Management Corp ("IHMC").

The Company, through its subsidiary, IHMC, has aggressively marketed the ohms|cad system to over 30 leading health care providers throughout the United States and will continue these efforts throughout fiscal 1997. The Company entered into another contract in April, 1997 to provide coronary artery disease management services to the approximately 110,000 members of the San Jose Medical Group. The contract was implemented in August, 1997. Because of the terms of the contract, which includes the Company sharing in the savings, any significant revenue from this or other contracts will not be recognized until approximately 18 months from implementation due to the time involved in reviewing data for specific periods of time. Included in the Company's net loss of $(2,154,426) was approximately $(1,448,956) from Interactive Heart Management Corp.

The Company's gross profit margin decreased slightly to 60.1% for the nine months ended August 31, 1997 from 60.2% for the nine months ended August 31, 1996 and increased slightly to 57.3% for the three months ended August 31, 1997 from 55.6% for the three months ended August 31, 1996. The fluctuation was due to the reduction in sales while certain elements of costs remain fixed.

Selling, general and administrative expenses for the nine months ended August 31, 1997 decreased by 6.4% or approximately $204,000 when compared to the corresponding period of the prior year. Selling, general and administrative expenses for the three months ended August 31, 1997 decreased by 6% or approximately $62,000 when compared to the three months ended August 31, 1996. The decrease was primarily due to the continued decrease in sales-related expenses in connection with the Company's direct sales force. Management expects selling expenses to increase slightly as marketing activity expands through the Company's Interactive Heart Management subsidiary.

Research and development expenses for the nine months ended August 31, 1997 decreased by 49.5% or approximately $138,000 when compared to the nine months ended August 31, 1996. Research and development expenses for the three months ended August 31, 1997 decreased by 18.1% or approximately $13,000 when compared to the three months ended August 31, 1996. The decrease is due to the Company's shift of resources into developing the ohms|cad system.

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

The Company had working capital of $1,396,373 at August 31, 1997 compared to $3,481,104 at November 30, 1996 and ratios of current assets to current liabilities of 2.5:1 and 4.6:1, respectively. The working capital decrease was primarily due to the net loss of approximately $2,154,000 for the nine months ending August 31, 1997.

The Company anticipates that funds generated from operations, together with cash and cash equivalents, may not be sufficient to meet its working capital and capital requirements for the current year. The Company is currently seeking additional financing to support IHMC's sales effort. See "Need for Additional Capital".

The Company maintains a general policy of net 30-day payment terms for distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit or open account for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 18.4% of the receivables balance at August 31, 1997 compared to 19.1% at November 30, 1996. The Company is aggressively seeking payment arrangements to be made in the near future on these overdue balances.

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

NEED FOR ADDITIONAL CAPITAL. As of August 31, 1997, the Company had approximately $1,187,000 cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will increase as a result of increased activities related to the marketing of ohms|cad. As a result of the increased expenditure of funds, the Company believes that it will be necessary for the Company to raise additional capital to sustain its marketing efforts. The Company must raise additional equity funds in order to continue its operations until it is able to generate sufficient additional revenue from the sale of its products and services. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it or at all. The Company is discussing the possibility of raising additional funds with potential investors, but as of August 31, 1997, the Company had not entered into any firm commitments for additional funds. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Q-MED, INC.


                                           By: /s/ MICHAEL W. COX
                                               ---------------------------------
                                               Michael W. Cox
                                               President
                                               Principal Executive and
                                               Financial Officer



Dated: October 8, 1997