Form 10-K/A
period 1996-11-30
Q MED INC
filed 1997-11-13
CIK 729213

FORM 10-K/A1

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

   10.7 Lease dated August 31, 1993 between the Company and Alexandria Atrium Associates (Exhibit 28.1 to the Company's Form 10-QSB Report dated August 31,
               1993)                                                      I/B/R

   10.8*       Strategic Alliance Agreement effective as of April
               1, 1996 between Q-Med, Inc. and SmithKline Beecham
               Health Services, a division of SmithKline Beecham
               Corporation

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

   18          None.

   21          Subsidiaries of Registrant

   22          None.

   23          Consent of Amper, Politziner & Mattia

   24          None.

            (b) Reports on Form 8-K

                  None.

   27          Financial Data Schedule

----------

* Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed by the undersigned, thereunto duly authorized.

Dated: November 13, 1997                Q-MED, INC.


                                        By: /s/ Michael W. Cox
                                            -------------------------------
                                            Michael W. Cox, President

                            EXHIBIT INDEX

Exhibit                                                               Sequential
  No.                                                                  Page No.
-------                                                               ----------

4.2         Warrant to Purchase Common Stock dated May 6, 1996
            i/n/o S.R. One Limited                                         *

10.8        Strategic Alliance Agreement effective as of April 1,
            1996 between Q-Med, Inc. and SmithKline Beecham
            Health Services, a division of SmithKline Beecham
            Corporation                                                   **

10.9        Securities Purchase Agreement dated May 6, 1996
            between Q-Med, Inc. and S.R. One Limited                       *

10.10       Registratioin Rights Agreement dated May 6, 1996
            between Q-Med, Inc. and S.R. One Limited                       *

13          Q-Med, Inc. 1996 Annual Report.                              ***

21          Subsidiaries of Registrant                                     *

23          Consent of Amper, Politziner & Mattia                        ***

27          Financial Data Schedule                                      ***

----------

  *  Filed with the initial filing of this report.

 ** Filed herewith. Exhibit omits certain information which the Company has separately filed with the Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***  Filed herewith.