Form 10-K
period 1997-11-30
Q MED INC
filed 1998-03-02
CIK 729213

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 19, 1998, the aggregate value of the registrant's voting stock held by non-affiliates was $46,155,428 (computed by multiplying the last reported sale price on February 19, 1998 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

         As  of  February  19,  1998,   there  were  9,648,519   shares  of  the
registrant's common stock, $.01 par value, issued and outstanding.

         Documents incorporated by reference:

         Document                                            Form 10-K Reference
         --------                                            -------------------
         Portions of the Registrant's Proxy Statement
         for its 1998 Annual Meeting (to be filed                   III
         in definitive form within 120 days of the Registrant's Fiscal Year End)

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

         Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         In April 1996, the Company entered into a Strategic Alliance Agreement with SmithKline Beecham Health Care Services, a division of SmithKline Beecham Corporation ("SmithKline Beecham"). Under the agreement, SmithKline Beecham has the exclusive right to market and sell the Company's ohms|cad system to managed care companies in the United States, together with the Company's IHMC subsidiary. In addition, SmithKline Beecham's venture capital affiliate, S.R. One Limited, made a $2 million equity investment in the Company and acquired warrants to acquire an additional 63,492 shares of the Company's common stock for $15.75 per share. The Company and SmithKline Beecham share profits and losses after the Company recovers its costs of operating the ohms|cad system for clients.

         The Strategic Alliance Agreement, which has an initial term of five years, permits either the Company or SmithKline, beginning in April 1998, to terminate the arrangement in certain events, subject to continuing the venture to provide services contracted for prior to the termination of the venture. The Company and SmithKline have discussed possibilities for improving the results of the alliance or terminating the alliance upon mutually beneficial terms.

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

         The Company's IHMC subsidiary, individually and together with SmithKline as part of the Strategic Alliance, entered into three contracts for the utilization of ohms|cad systems covering approximately 200,000 members. One contract has been fully implemented and has been operational since 1995. The results of the utilization of ohms|cad to manage CAD patients was the subject of a presentation at the Scientific Section of the American Heart Association's Annual Meeting in November 1997. The results showed significant health benefits for those patients undergoing ohms|cad management as compared to patients receiving usual care. Implementation began pursuant to a contract with the San Jose Medical Group in August 1997 and IHMC entered into a contract of ohms|cad services with CIGNA Health Care of Ohio in December 1997.

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

Marketing

         Pursuant to the Company's Strategic Alliance Agreement with SmithKline Beecham, SmithKline Beecham is required to provide sales and marketing support to the Company's ohms|cad sales organization. At present, the Company's sales team consists primarily of senior management supported by six senior sales staff persons that formerly were involved in the sales of the Company's Monitor One products.

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

Warranty

         The Company extends end-users of purchased or leased devices a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Extended warranty sales represented 15.7% and 13.4% of net sales for fiscal 1997 and 1996, respectively. If there has been equipment malfunction, the Company's warranty provides for the repair or replacement of the equipment. The average unit cost of repair is minimal. During fiscal 1997 and 1996, the Company replaced approximately 2 and 4 monitors, respectively, that could not be repaired pursuant to its warranty programs.

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

Principal Customers

         During fiscal 1997 one customer accounted for 18% of net sales. During fiscal 1996 and 1995, no single customer accounted for more than 10% of the Company's net sales.

Manufacturing

         The Company contracts with electronics companies for the manufacture and sub-assembly of its products and accessories, as well as certain components of its devices and provides these companies with technical expertise. Products undergo final testing and packaging at the Company's engineering facility located in Sag Harbor, New York. Although the Company has not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of the Company's relationship with its independent contract manufacturers could subject the Company to substantial delays in the delivery of its products to customers. Such delays would subject the Company to possible cancellation of orders and the loss of certain customers.

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

         The Company is not aware of any commercial product which competes with it nDx system which automates the process of testing for autonomic dysfunction nor is it aware of any comprehensive CAD management system which competes with ohms|cad.

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

Research and Development

         In fiscal 1997, 1996, and 1995, the Company expended $179,519, $348,840, and $382,244 respectively, for research and development. During these years, research and development was primarily focused on the development of the ohms|cad system for managed care such as health maintenance organizations, preferred provider organizations, and large physician groups.

         Management expects to continue to develop new products, as well as enhance its existing products and has budgeted 8% to 10% of anticipated revenue for such research and development in fiscal 1998.

Patent Protection and Proprietary Information

         The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. The Company's Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (No. 1281081) and Spain (No. 547040) and has additional patent applications pending in other countries. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119). The Company applied for a patent for the ohms|cad system (Serial No. 08/414,510) on March 31, 1995 and the Company was advised that a patent would be issued on March 3, 1998. Certain patents relating to the Company's technology begin expiring in 2004.

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

Employees

         The Company, as of January 31, 1998, had 39 full time employees. Of these full time employees, 3 were executives, 3 were engaged in sales supervisory capacities, 7 in sales and marketing, 6 in engineering, 8 in production, 5 in technical support and 7 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees are good.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         Market for the Registrant's Common Stock and related stockholder matters as set forth on page 27 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

         On December 18, 1997, the Company sold an aggregate $2,000,000 8% Convertible Subordinated Notes due December 18, 2002 (the "Notes"), with discount or premium, in a private placement to three investors led by Galen Partners III, L.P. The Notes were sold for cash, without any underwriter or placement agent and no commissions were paid. Interest on the Notes is accrued monthly compounded annually and will be due at maturity. The Notes are convertible into shares of the Company's Common Stock at the rate of $5.60 per share, provided that if the average closing price of shares of the Company's Common Stock for the 90 trading days following the closing exceeds $7.25, then the conversion price will increase to $6.00. The Company may redeem the Notes in the event the average closing price of shares of the Company's Common Stock equals or exceeds $12.00 for a period of 90 days at the following times with the following premiums and may elect to pay the redemption price in shares of Common
Stock:

                  Year                          Redemption Price
                  ----                          ----------------
                  1998                                105%
                  1999                                104%
                  2000                                103%
                  2001                                102%
                  2002                                100%

The Company is required to redeem the Notes at higher premiums in the event of a change of control.

         In connection with the sale of the Notes, the Company granted certain rights to the purchasers, including registration rights and the right to appoint a member of the Company's board of directors. The Note Purchase Agreement prohibits the Company from paying dividends until the Notes are paid. The sale was made in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

         Selected financial data as set forth on page 5 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations as set forth on pages 6 to 11 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Financial statements and supplementary data as set forth on pages 12 to 26 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors,   Executive   Officers,   Promoters,   Control  Persons  and
Compliance with Section 16(a) of the Exchange Act of the Registrant.

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1997 and is incorporated herein by reference.

Item 11. Executive Compensation.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1997 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1997 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description

         Independent Auditors Report

         Consolidated  Balance  Sheets as of November
         30, 1997 and 1996

         Consolidated Statement of Operations for each of the three years ended November 30, 1997, 1996 and 1995

         Consolidated   Statement  of   Stockholder's
         Equity  for each of the  three  years  ended
         November 30, 1997, 1996 and 1995

         Consolidated Statement of Cash Flow for each of the three years ended November 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

         Schedules have been omitted because they are not applicable.

         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

         (c) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Official                                                              Sequential
Exhibit No.                         Description                         Page No.
-----------                         -----------                       ----------
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

    3.5*          Amendment to By-Laws dated December 18, 1997

    4.1           Specimen of Stock  Certificate  (Exhibit 4.1 to the
                  Company's Report on Form 10-K dated November 30,
                  1989)                                                    I/B/R

    4.2           Warrant to Purchase Common Stock dated May 6, 1996
                  i/n/o S.R. One Limited (Exhibit 4.2 to the Company's
                  Report on Form 10-K dated November 30, 1996)             I/B/R

    4.3           Note Purchase Agreement between Q-Med, Inc.
                  and Galen Partners III, L.P., Galen Partners
                  International III, L.P., Galen Employee Fund III,
                  L.P. dated as of December 18, 1997 (Exhibit 4.1
                  to the Company's Report on Form 8-K dated
                  December 18, 1997)                                       I/B/R

    4.4           Form of 8% Convertible  Subordinated  Note
                  (Exhibit 4.2 to the Company's Report on
                  Form 8-K dated December 18, 1997)                        I/B/R

    4.5           Registration Rights Agreement between Q-Med, Inc.
                  and Galen Partners III, L.P., Galen Partners
                  International III, L.P., and Galen Employee
                  Fund III, L.P. dated as of December 18, 1997
                  (Exhibit 4.3 to the Company's report
                  on Form 8-K dated December 18, 1997)                     I/B/R

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

   10.7 Lease dated August 31, 1993 between the Company and Alexandria Atrium Associates (Exhibit 28.1 to the Company's Form 10-QSB Report dated August 31,
                  1993)                                                    I/B/R

   10.8**         Strategic Alliance Agreement effective as of April 1,
                  1996  between  Q-Med,  Inc.  and  SmithKline  Beecham
                  Health Services, a division of SmithKline Beecham Corporation (Exhibit 10.8 to the Company's Form 10-K
                  Report dated November 30, 1996, as amended)              I/B/R

   10.9           Securities Purchase Agreement dated May 6, 1996
                  between Q-Med, Inc. and S.R. One Limited (Exhibit
                  10.9 to the Company's Form 10-K Report dated
                  November 30, 1996, as amended)                           I/B/R

   10.10          Registration Rights Agreement dated May 6, 1996
                  between Q-Med, Inc. and S.R. One Limited (Exhibit
                  10.10 to the Company's Form 10-K Report dated
                  November 30, 1996, as amended)                           I/B/R

   10.11*         Q-Med, Inc. 1997 Equity Incentive Plan

   11             None

   13*            Q-Med, Inc. 1997 Annual Report.

   16             None.

   18             None.

   21*            Subsidiaries of Registrant

   22             None.

   23*            Consent of Amper, Politziner & Mattia

   24             None.

   27*            Financial Data Schedule

---------

*  Filed herewith

** Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: February 27, 1998                           Q-MED, INC.

                                                   By: /s/ Michael W. Cox
                                                       -------------------------
                                                       Michael W. Cox, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


Signature                               Capacity                      Date
---------                               --------                      ----

/s/ Michael W. Cox              President and Treasurer       February 27, 1998
-------------------------
Michael W. Cox                  (Principal Executive and
                                Financial Officer)

/s/ Richard I. Levin            Director                      February 27, 1998
-------------------------
Richard I. Levin

/s/ Robert A. Burns             Director                      February 27, 1998
-------------------------
Robert A. Burns

/s/ Howard L. Waltman           Director                      February 27, 1998
---------------------
Howard L. Waltman

/s/ Herbert H. Sommer           Director                      February 27, 1998
---------------------
Herbert H. Sommer

/s/ Debra A. Fenton             Controller                    February 27, 1998
-------------------------
Debra A. Fenton

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
  No.                                                                  Page No.
-------                                                               ----------

3.5               Amendment to By-Laws dated December 18, 1997

10.11             Q-Med, Inc. 1997 Equity Incentive Plan

13                Q-Med, Inc. 1996 Annual Report

21                Subsidiaries of Registrant

23                Consent of Amper, Politziner & Mattia

27                Financial Data Schedule

----------