Form 10-Q
period 1998-02-28
Q MED INC
filed 1998-04-14
CIK 729213

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


For the quarter ended: February 28, 1998         Commission file number: 0-11411



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


        (Issuer's telephone number, including area code) (732) 566-2666


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

The number of shares outstanding of the registrant's common stock on April 6, 1998: 9,659,519

================================================================================

                          Q-MED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                    February 28,   November 30,
                                                        1998           1997
                                                    ------------   -----------
                                                    (Unaudited)
ASSETS

Current assets
Cash and cash equivalents .......................   $   174,412    $   640,266
Investments .....................................     1,695,512           --
Accounts receivable, net of
  allowances of approximately $285,500 and
  $250,000 respectively .........................       232,340        197,901
Inventories .....................................       657,293        667,255
Prepaid expenses and other current assets .......       109,287         68,439
                                                    -----------    -----------
                                                      2,868,844      1,573,861

Debt issue costs                                         41,941           --
Product software development costs                       54,462         60,998
Property and equipment, net                             592,383        624,761
Other assets                                            182,869        190,913
                                                    -----------    -----------
                                                    $ 3,740,499    $ 2,450,533
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses ...........   $   835,759    $  770,446
                                                    -----------    -----------
                                                        835,759       770,446

8% Convertible Notes ............................     2,000,000          --
Leases payable - long term ......................        68,167        77,522
Deferred warranty revenue .......................        35,270        40,047
                                                    -----------    ----------
                                                      2,939,196       888,015

Stockholders' equity
  Common stock $.001 par value;
    20,000,000 shares authorized;
    9,648,519 and 9,648,519 shares
    issued and 9,626,519 and 9,626,519
    outstanding .................................         9,649         9,649
Paid-in capital .................................    18,041,941    18,041,941
Accumulated deficit .............................   (17,174,662)  (16,413,447)
                                                    -----------   -----------
                                                        876,928     1,638,143

Less:  treasury stock at cost, 22,00
  common shares .................................       (75,625)      (75,625)
Total stockholders' equity ......................       801,303     1,562,518
                                                    -----------   -----------
 ................................................   $ 3,740,499   $ 2,450,533
                                                    ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                   February 28,    February 29,
                                                      1998             1997
                                                   ----------       ----------

Sales ..........................................  $  455,116      $  560,000

Less sales returns and allowances ..............        --             2,235
                                                  ----------      ----------
Net sales ......................................     455,116         557,765

Cost of sales ..................................     148,740         231,237
                                                  ----------      ----------
Gross profit ...................................     306,376         326,528

Selling, general and administrative expenses ...     932,216         995,576
Provision for doubtful accounts ................      61,658            --
Research and development expenses ..............      47,045          35,739
                                                  ----------      ----------
(Loss) from operations .........................    (734,543)       (704,787)

Interest income ................................      22,863          35,365
Interest expense ...............................     (49,535)         (6,893)
                                                  ----------      ----------
Net (loss) .....................................  $ (761,215)     $ (676,315)
                                                  ==========      ==========

(Loss) per common share ........................  $     (.08)     $     (.07)
                                                  ----------      ----------
Weighted average number of shares
  of common stock outstanding ..................   9,648,519       9,496,274
                                                  ==========      ==========

           See Accompanying Notes to Consolidated Financial Statements


                          Q-MED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 28, 1997
                                   (Unaudited)
                                                                                  Common Stock
                                                                                Held in Treasury
                                       Common      Paid-in      Accumulated     -----------------
                                       Stock       Capital        Deficit       Shares    Amount        Total
                                      ------     -----------   ------------     ------   --------     --------
Balance--November 30, 1997 .........  $9,649     $18,041,941   $(16,413,447)    22,000   $(75,625)  $1,562,518

Net loss for the three months
  ended February 28, 1998 ..........                               (761,215)                          (761,215)
                                      ------     -----------   ------------     ------   --------     --------
Balance--February 28, 1998 .........  $9,649     $18,041,941   $(17,174,662)    22,000   $(75,625)    $801,303
                                      ======     ===========   ============     ======   ========     ========


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          For the Three        For the Three
                                                           Months Ended         Months Ended
                                                           February 28,         February 29,
                                                               1998                1997
                                                           ------------         ------------

Cash flows from operating activities:
  Net (loss) ............................................  $  (761,215)         $ (676,315)
                                                           -----------          ----------
Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
  Depreciation and amortization .........................       64,996              66,362
  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable ............      (34,439)            116,869
  Decrease in inventories ...............................        9,962             270,784
  Increase (decrease) in accounts payable and accrued
    liabilities .........................................       65,313             (45,505)
  (Increase) in prepaid expenses and other assets .......      (40,848)            (41,067)
  Other, net ............................................      (12,949)               (895)
                                                           -----------          ----------
  Total adjustments .....................................       52,035             366,548
                                                           -----------          ----------
  Net cash (used in) operating activities ..............   $  (709,180)         $ (309,767)
                                                           ===========          ==========

Cash flows from investing activities:
  Purchase of investments ...............................   (1,695,512)               --
  Proceeds from sale of investments .....................         --             1,072,839
  Capital expenditures, net .............................      (19,221)           (238,869)
                                                           -----------          ----------
  Net cash (used in) provided by investing activities ...  $(1,714,733)         $  833,970
                                                           ===========          ==========

Cash flows from financing activities:
  Proceeds from 8% convertible note, net ................    1,958,059                --
  Principal (payment) on note payable to bank ...........         --               (75,000)
  Proceeds from issuance of common stock ................         --                58,640
                                                           -----------          ----------
  Net cash provided by (used in) financing activities ...  $ 1,958,059          $  (16,360)
                                                           ===========          ==========

Net (decrease) increase in cash and cash equivalents ....     (465,854)            507,843
Cash and cash equivalents at beginning of period ........      640,266             680,686
                                                           -----------          ----------
Cash and cash equivalents at end of period ..............  $   174,412          $1,188,529
                                                           ===========          ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest ..............................................  $     9,536          $    7,854


           See Accompanying Notes to Consolidated Financial Statements

                 Q-MED, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

Note 1 - Summary of Significant Accounting Policies
         Earnings per Share

Effective for the Company's financial statements for the year ended November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128). SFAS 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All potentially dilutive equivalent shares outstanding are antidilutive for all periods. The adoption of SFAS 128 did not have a materially effect on the Company's reported EPS amounts.

Note 2 - Results of Operations

In the opinion of management, the financial statements for the three months ended February 28, 1998 and February 28, 1997 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1998.

Note 3 - Investments



                                              Gross         Gross
                                 Amortized  Unrealized    Unrealized       Fair        Carrying
                                   Cost       Gains         Losses         Value        Amount
                               ----------    -------       --------     ----------    ----------
Available-for-sale
  U.S. Treasury securities ..  $1,695,512    $    --       $     --     $1,695,512    $1,695,512
                               ----------    -------       --------     ----------    ----------
                               $1,695,512    $    --       $     --     $1,695,512    $1,695,512
                               ==========    =======       ========     ==========    ==========


Note 4 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                       February 28,    November 30,
                                           1998            1997
                                       ------------    ------------
                                       (Unaudited)

  Raw materials (component parts) ...   $209,435         $209,580
  Finished units ....................    447,858          457,675
                                        --------         --------
                                        $657,293         $667,255
                                        ========         ========

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                  February 28,    November 30,
                                      1998           1997
                                  ------------   ------------
                                  (Unaudited)

  Accounts payable trade ........  $292,492        $394,264
  Deferred warranty revenue .....   183,556         204,260
  Accrued payroll ...............   113,025          76,997
  Other accrued expenses ........   206,686          94,925
  Interest Payable ..............    40,000              --
                                   --------        --------
                                   $835,759        $770,446
                                   ========        ========

Note 6 - Principles of Consolidation

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


                                   For the Three Months   Period to Period Percentage Changes
                                     Ended February 28,       For the Three Months Ended
                                      and February 29,       February 28, and February 29,
                                       1998      1997               1998 vs. 1997
                                       ----      ----               -------------
  Sales (net) ......................  100.0%    100.0%                 (18.4)
  Cost of sales ....................   32.7      41.5                  (35.7)
                                     ------   ------
  Gross profit .....................   67.3      58.5                   (6.2)
  Selling, general and
     administrative ................  204.8     178.5                   (6.4)
  Provision for doubtful accounts ..   13.5        --                      *
  Research and development .........   10.3       6.4                   31.6
                                     ------    ------
  Loss from continuing
     operations .................... (161.3)   (126.4)                   4.2
  Interest income ..................    5.0       6.3                  (35.4)
  Interest expense .................  (10.9)     (1.2)                 618.6
                                     ------    ------
  Net loss ......................... (167.2)   (121.3)                  12.6
                                     ======    ======

*    Not meaningful

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH THE THREE
MONTHS ENDED FEBRUARY 28, 1997

Net sales for the three months ended February 28, 1998 decreased by 18.4% or approximately $103,000 when compared to the three months ended February 28,1997. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace. The Company's management has focused primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC"). The Company expects to add approximately $75,000 in revenue through IHMC during the third quarter of 1998 as ohms|cad is implemented under the contract signed with CIGNA HealthCare of Ohio in December 1997.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company has had discussions with large providers to use its ohms|cad system on a national scale within their organizations to effectively manage coronary artery disease. The Company anticipates the addition of 600,000 new members to ohms|cad during fiscal 1998. Included in the net loss of $(761,215) for the quarter ending February 28, 1998 was approximately $(612,000) from IHMC.

The Company's gross profit margin increased from 58.5% during the three months ended February 28, 1997 to 67.3% for the three months ended February 28, 1998. The increase was primarily due to the consolidation of the production and customer support operation related to the Company's capital equipment segment.

Selling, general and administrative expenses for the three months ended February 28, 1998 decreased by approximately $63,000 for the quarter ended February 28, 1998 compared to the corresponding quarter of 1997. This decrease was primarily due to the decrease in the level of selling costs related to the Company's capital equipment segment. Management expects selling expenses to increase as a result of a heightened interest in ohms|cad by managed care organizations.

Research and development expenses for the three months ended February 28, 1998 increased by approximately $11,000 when compared to the first quarter of 1997. This increase is primarily due to the development of ohms II which will enhance the capabilities of the ohms|cad system and increase its capacity ten fold. This new system is expected to be released in the beginning of the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities, operations and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $18,000,000 less applicable expenses.

On December 18, 1997, the Company sold an aggregate $2,000,000 8% Convertible Subordinated Notes due December 18, 2002 (the "Notes"), without discount or premium, in a private placement to three investors led by Galen Partners III, L.P. Interest on the Notes is accrued monthly, compounded annually, and will be due at maturity. The Notes are convertible into shares of the Company's common stock at the rate of $5.60 per share. The Company may redeem the Notes in the event the average closing price of shares of the Company's common stock equals or exceeds $12.00 for a period of 90 days at the following times with the following premiums and may elect to pay the redemption price in shares of common stock:

      Year            Redemption Price
      ----            ----------------
      1998 ............    105%
      1999 ............    104%
      2000 ............    103%
      2001 ............    102%
      2002 ............    100%

The Company is required to redeem the Notes at higher premiums in the event of a change of control.

In connection with the sale of the Notes, the Company granted certain rights to the purchasers, including registration rights and the right to appoint a member of the Company's board of directors. The Note Purchase Agreement prohibits the Company from paying dividends until the Notes are paid.

The Company had working capital of $2,033,085 at February 28, 1998 compared to $803,415 at November 30, 1997 and ratios of current assets to current liabilities of 3.4:1 and 2.0:1 as of November 30, 1997. The working capital increase of approximately $1,230,000 was primarily due to the sale of the Notes described above during December 1997.

The Company has anticipated that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 8.5% of the receivables balance at February 28, 1998 compared to 12.8% at November 30, 1997. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per test basis. During December 1997, the Company had entered into an agreement with CIGNA Healthcare of Ohio under which the implementation of the ohms|cad system will begin by May 1998. The Company expects revenue to increase as it recognizes cost savings from additional arrangements during fiscal 1998.

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future Operating Results Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the ohms|cad system by managed care organizations, and the Company's ability to manage expense levels.

Need for Additional Capital As of February 28, 1998, the Company had approximately $1,870,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Regulation The Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration. The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect the Company.

Stock Price Fluctuations The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

          No change from previous filing.

  Item 2. Changes in Securities

          None.

  Item 3. Defaults upon Senior Securities

          None.

  Item 4. Submission of Matters to a Vote of Security Holders

          None.

  Item 5. Other Information

          On March 31, 1998, the Company renewed its lease for its principal executive offices for a term of five years.

  Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this report

               99.1 Lease Agreement dated March 31, 1998 between qmed, Inc. and The Schultz Organization.

          (b)  Reports on For 8-K

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


                                        Q-Med, Inc.


                                        By: /s/ MICHAEL W. COX
                                            ------------------------------
                                            Michael W. Cox
                                            President
                                            Principal Executive and
                                            Financial Officer

Dated:  April 13, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
----------              -----------
  99.1         Lease Agreement dated March 31, 1998

  27           Financial Data Schedule