Form 10-Q
period 1998-05-31
Q MED INC
filed 1998-07-15
CIK 729213

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

                       For the quarter ended: May 31, 1998


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

       The number of shares outstanding of the registrant's common stock on July 9, 1998: 9,659,519

================================================================================

                          Q-MED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   May 31, 1998    November 30,
                                                    (Unaudited)        1997
                                                   ------------    ------------
ASSETS

Current assets
Cash and cash equivalents .......................  $  1,193,923    $    640,266
Accounts receivable, net of
  allowances of approximately
  $337,800 and $250,000 respectively ............       181,037         197,901
Inventories .....................................       561,834         667,255
Prepaid expenses and other current assets .......       136,130          68,439
                                                   ------------    ------------
                                                      2,072,924       1,573,861

Debt issue costs ................................        39,687            --
Product software development costs ..............        47,927          60,998
Property and equipment, net .....................       682,400         624,761
Other assets ....................................       179,800         190,913
                                                   ------------    ------------
                                                   $  3,022,738    $  2,450,533
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses ...........  $    782,283    $    770,446
                                                   ------------    ------------
                                                        782,283         770,446
8% Convertible notes ............................     2,000,000            --
Leases payable - long term ......................       131,642          77,522
Deferred warranty revenue .......................        30,519          40,047
                                                   ------------    ------------
                                                      2,944,444         888,015
Stockholders' equity
  Common stock $.001 par value;
  20,000,000 shares authorized;
  9,659,519 and 9,648,519 shares
  issued and 9,637,519 and 9,626,519
  outstanding ...................................         9,660           9,649
Paid-in capital .................................    18,057,155      18,041,941
Accumulated deficit .............................   (17,912,896)    (16,413,447)
                                                   ------------    ------------
                                                        153,919       1,638,143
Less: treasury stock at cost, 22,000
  common shares..................................       (75,625)        (75,625)
                                                   ------------    ------------
Total stockholders' equity ......................        78,294       1,562,518
                                                   ------------    ------------
                                                   $  3,022,738    $  2,450,533
                                                   ============    ============


           See Accompanying Notes to Consolidated Financial Statements

                                        Q-MED, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                        For the Six       For the Three      For the Six       For the Three
                                        Months Ended      Months Ended       Months Ended      Months Ended
                                        May 31, 1998      May 31, 1998       May 31, 1997      May 31, 1997
                                        ------------      ------------       ------------      ------------
Sales ..............................    $   974,538        $  519,422        $ 1,188,883        $  628,883
Less sales returns and
  allowances .......................          5,530             5,530             22,553            20,318
                                        -----------        ----------        -----------        ----------
    Net sales ......................        969,008           513,892          1,166,330           608,565
Cost of sales ......................        337,720           188,980            452,079           220,842
                                        -----------        ----------        -----------        ----------
    Gross profit ...................        631,288           324,912            714,251           387,723
Selling, general and
  administrative expenses ..........      1,788,147           855,931          2,043,895         1,048,319
Provision for uncollectible
  accounts .........................        119,200            57,542             27,049            27,049
Research and development
  expenses .........................        168,483           121,438             83,142            47,403
                                        -----------        ----------        -----------        ----------
Income (loss) from operations ......     (1,444,542)         (709,999)        (1,439,835)         (735,048)
Interest expense ...................        (95,199)          (45,664)           (14,232)           (7,339)
Other income .......................         40,292            17,429             63,912            28,547
                                        -----------        ----------        -----------        ----------
Net (loss) .........................    $(1,499,449)       $ (738,234)       $(1,390,155)       $ (713,840)
                                        ===========        ==========        ===========        ==========
(Loss) per common share ............    $      (.15)       $     (.07)       $      (.15)       $     (.07)
                                        -----------        ----------        -----------        ----------
Weighted average number of
  shares of common stock
  outstanding ......................      9,653,459         9,658,291          9,518,636         9,541,464
                                        ===========        ==========        ===========        ==========


                         See Accompanying Notes to Consolidated Financial Statements

                                              Q-MED, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Six Months Ended May 31, 1998
                                                       (Unaudited)


                                                                                       Common Stock
                                                                                     Held in Treasury
                                   Common        Paid-in         Accumulated       --------------------
                                   Stock         Capital           Deficit         Shares       Amount           Total
                                   ------      -----------      -------------      ------      --------       ----------
Balance--November 30, 1997 .....   $9,649      $18,041,941      $(16,413,447)      22,000      $(75,625)      $1,562,518

Exercise of stock options
  and warrants .................       11           15,214                                                        15,225

Net loss for the six months
  ended May 31, 1998 ...........                                  (1,499,449)                                 (1,499,449)
                                   ------      -----------      ------------       ------      --------       ----------
Balance--May 31, 1998 ..........   $9,660      $18,057,155      $(17,912,896)      22,000      $(75,625)      $   78,294
                                   ======      ===========      ============       ======      ========       ==========


                               See Accompanying Notes to Consolidated Financial Statements


                                  Q-MED, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                              For the Six           For the Six
                                                              Months Ended          Months Ended
                                                                May 31,               May 31,
                                                                 1998                  1997
                                                              ------------         ------------
Cash flows from operating activities:
     Net (loss) ...........................................   $(1,499,449)         $(1,390,155)
Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
     Depreciation and amortization ........................       136,728              135,247
     Changes in assets and liabilities:
     Decrease in accounts receivable ......................        16,864               42,910
     Decrease in inventories ..............................       105,421              303,463
     Increase (decrease) in accounts payable and
       accrued liabilities ................................        11,837              179,031
     (Increase) in prepaid expenses and other assets ......       (67,691)             (25,195)
     Other, net ...........................................        41,921              (23,116)
                                                              -----------          -----------
     Total adjustments ....................................       245,080              612,340
                                                              -----------          -----------
     Net cash (used in) operating activities ..............   $(1,254,369)         $  (777,815)
                                                              ===========          ===========

Cash flows from investing activities:
     Proceeds from sale of investments ....................            --            1,055,639
     Capital expenditures, net ............................      (163,004)            (315,909)
                                                              -----------          -----------
     Net cash provided by (used in) investing activities ..   $  (163,004)         $   739,730
                                                              ===========          ===========
Cash flows from financing activities:
     Net proceeds from issuance of 8% Convertible Notes ...     1,955,805                 --
     Principal (payment) on note payable to bank ..........          --               (100,000)
     Proceeds from issuance of common stock ...............        15,225              110,899
                                                              -----------          -----------
     Net cash provided by financing activities ............   $ 1,971,030          $    10,899
                                                              ===========          ===========
Net (decrease) increase in cash and cash equivalents ......       553,657              (27,186)
Cash and cash equivalents at beginning of period ..........       640,266              680,686
                                                              -----------          -----------
Cash and cash equivalents at end of period ................   $ 1,193,923          $   653,500
                                                              ===========          ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest .............................................   $    15,201          $    14,232
                                                              ===========          ===========


                   See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          EARNINGS PER SHARE

Effective for the Company's financial statements for the year ended November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128). SFAS 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All potentially dilutive equivalent shares outstanding are antidilutive for all periods. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.


NOTE 2 -- RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the six months ended May 31, 1998 and May 31, 1997 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1998.


NOTE 3 -- INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:


                                                     May 31,        November 30,
                                                      1998              1997
                                                   (Unaudited)
                                                   -----------      ------------
     Raw materials (component parts) ...........     $200,054         $209,580
     Finished units ............................      361,780          457,675
                                                     --------         --------
                                                     $561,834         $667,255
                                                     ========         ========

During the second quarter ending May 31, 1998 approximately $43,000 was written off as obsolete inventory and approximately $40,000 was capitalized as fixed assets with an estimated useful life of 5 years.

NOTE 4 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:


                                                     May 31,        November 30,
                                                      1998              1997
                                                   (Unaudited)
                                                   -----------      ------------
     Accounts payable trade ....................     $336,006         $394,264
     Deferred warranty revenue .................      183,811          204,260
     Accrued payroll and commissions ...........       85,127           76,997
     Other accrued expenses ....................       97,339           94,925
     Interest Payable ..........................       80,000             --
                                                     --------         --------
                                                     $782,283         $770,446
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

               PART I -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                                      Period to      Percentage
                                                                                                       Period          Changes
                                                    For the Six Months       For the Three Months      For the         For the
                                                       Ended May 31,              Ended May 31,      Six Months      Three Months
                                                    ------------------        ------------------    Ended May 31,   Ended May 31,
                                                     1998        1997          1998        1997     1998 Vs. 1997   1998 Vs. 1997
                                                    ------      ------        ------      ------    -------------   -------------
Sales (net) ....................................    100.0%      100.0%        100.0%      100.0%        (17.0)         (15.6)
Cost of Sales ..................................     34.8        38.8          36.7        36.3         (25.3)         (14.5)
                                                   ------      ------        ------      ------
Gross Profit ...................................     65.2        61.2          63.3        63.7         (11.7)         (16.2)
Selling, general and administrative ............    184.6       175.3         166.6       172.2         (12.6)         (18.4)
Provision for uncollectible accounts ...........     12.3         2.3          11.2         4.5         340.7          112.8
Research and development .......................     17.4         7.1          23.7         7.8         102.7          156.2
                                                   ------      ------        ------      ------
(Loss) from continuing operations ..............   (149.1)     (123.5)       (138.2)     (120.8)           .4           (3.4)
Interest expense ...............................     (9.9)       (1.2)         (8.9)       (1.2)        568.9          522.3
Other Income ...................................      4.2         5.5           3.4         4.7         (37.0)         (39.0)
                                                   ------      ------        ------      ------
Net (loss) .....................................   (154.8)     (119.2)       (143.7)     (117.3)          7.9            3.5
                                                   ======      ======        ======      ======


SIX AND THREE MONTHS ENDED MAY 31, 1998 COMPARED
WITH THE SIX AND THREE MONTHS ENDED MAY 31, 1997

Net sales for the six months ended May 31, 1998 decreased by 17% or approximately $197,000 when compared to the six months ended May 31, 1997. Net sales for the three months ended May 31, 1998 decreased by 15.6% or approximately $95,000 when compared to the three months ended May 31, 1997. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace. The Company's management has focused primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC"). The Company expects an increase in revenue during the third quarter of 1998 from the implementation of the ohms|cad system under the Company's agreement with CIGNA Healthcare of Ohio.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company has had discussions with large providers to use its ohms|cad system on a national scale within their organizations to effectively manage coronary artery disease. Included in the net loss of ($1,499,449) for the six months ended May 31, 1998 was approximately ($1,204,000) from IHMC.

The Company's gross profit margin increased to 65.2% during the six months ended May 31, 1998 when compared to 61.2% for the six months ended May 31, 1997. The Company's gross profit margin decreased slightly to 63.3% during the three months ended May 31,1998 from 63.7% for the three months ended May 31, 1997. The overall increase was primarily due to the consolidation of the production and customer support operations related to the Company's capital equipment segment.

Selling, general and administrative expenses decreased by 12.6% or approximately $256,000 for the six months ended May 31, 1998 when compared to the six months ended May 31, 1997. Selling, general and administrative expenses for the three months ended May 31, 1998 decreased by 18.4% or approximately $192,000 when compared to the corresponding quarter of 1997. This decrease was primarily due to a decrease in capital equipment sales-related expenses.

Research and development expenses for the six and three months ended May 31, 1998 increased by approximately $85,000 and $74,000, respectively, when compared to the corresponding periods of the prior year. This increase is primarily due to the development of ohms II which will enhance the capabilities of the present ohms|cad system dramatically. This new system should be completed during the third quarter.

The provision for doubtful accounts increased by approximately $92,000 and $30,000 respectively for the six and three months ended May 31, 1998 when compared to the corresponding periods of the prior year. This increase is primarily due to the reservation of certain accounts receivable of IHMC. While the Company has reviewed interim data and believes these amounts are due, a reserve has been set aside until the final accounting has been reconciled.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principle sources of working capital have been provided by proceeds from public and private placements of securities, operations and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $18,000,000 less applicable expenses.

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

         Year                                 Redemption Price
         ----                                 ----------------
         1998 ..............................        105%
         1999 ..............................        104%
         2000 ..............................        103%
         2001 ..............................        102%
         2002 ..............................        100%

The Company is required to redeem the Notes at higher premiums in the event of a change of control. In connection with the sale of the Notes, the Company granted certain rights to the purchasers, including registration rights and the right to appoint a member of the Company's board of directors. The Note Purchase Agreement prohibits the Company from paying dividends until the Notes are paid.

The Company had working capital of $1,290,641 at May 31, 1998 compared to $803,415 at November 30, 1997 and ratios of current assets to current liabilities of 2.7:1 and 2.0:1 as of May 31, 1998 and November 30, 1997. The working capital increase of approximately $487,000 was primarily due to the sale of the Notes described above during December 1997.

The Company has anticipated that funds generated from operations, together with cash and investments, may not be sufficient to meet its working capital requirements for the current year. The Company is currently seeking additional financing to support IHMC's sales efforts. See "Need for Additional Capital".

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 5.9% of the receivables balance at May 31, 1998 compared to 12.8% at November 30, 1997. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per test basis. During December 1997, the Company had entered into an agreement with CIGNA Healthcare of Ohio, which has become operational July 1998. The Company expects revenue to increase as it recognizes cost savings from additional arrangements during fiscal 1998.

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

NEED FOR ADDITIONAL CAPITAL. As of May 31, 1998, the Company had approximately $1,200,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

STOCK PRICE FLUCTUATIONS. The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is significant risk investors should consider.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No change from previous filing.


ITEM 2. CHANGES IN SECURITIES

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 2, 1998, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 29, 1998, the record date of the meeting, was 9,659,519 of which 8,925,837 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                                                        No. of Votes
                                                        ------------
            Michael W. Cox ..........................     8,861,062
            Howard L. Waltman .......................     8,864,662
            Richard I. Levin ........................     8,864,662
            Robert A. Burns .........................     8,864,662
            Herbert H. Sommer .......................     8,864,662

     The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                                   For       Against     Abstain
                                                ---------    -------     -------
        To ratify the selection of Auditors...  8,862,696     27,928     35,213


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Q-MED, INC.


                                          By: /s/ MICHAEL W. COX
                                              ----------------------------------
                                                  Michael W. Cox
                                                  President
                                                  Principal Executive and
                                                    Financial Officer


Dated:  July 10, 1998