Form 10-Q
period 1998-08-31
Q MED INC
filed 1998-10-15
CIK 729213

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


     For the quarter ended: August 31, 1998 Commission file number: 0-11411


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


       (Registrant's telephone number, including area code) (732) 566-2666


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


The number of shares outstanding of the registrant's common stock on October 6, 1998: 9,659,519

================================================================================

                                    Q-MED, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                  August 31, 1998    November 30, 1997
                                                                  ---------------    -----------------
                                                                    (Unaudited)
ASSETS
Current assets

Cash and cash equivalents ....................................      $    548,519       $    640,266
Accounts receivable, net of
     allowances of approximately
     $409,000 and $250,000 respectively ......................           185,215            197,901
Inventories ..................................................           539,032            667,255
Prepaid expenses and other current assets ....................           114,260             68,439
                                                                    ------------       ------------
                                                                       1,387,026          1,573,861

Debt issue costs .............................................            37,566               --
Product software development costs ...........................            41,392             60,998
Property and equipment, net ..................................           637,786            624,761
Other assets .................................................           173,555            190,913
                                                                    ------------       ------------
                                                                    $  2,277,325       $  2,450,533
                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses ........................      $    701,683       $    770,446
                                                                    ------------       ------------
                                                                         701,683            770,446

8% Convertible notes .........................................         2,000,000               --
Leases payable - long term ...................................           120,435             77,522
Deferred warranty revenue ....................................            25,157             40,047
                                                                    ------------       ------------
                                                                       2,847,275            888,015
Stockholders' equity
   Common stock $.001 par value;
     20,000,000 shares authorized;
     9,659,519 and 9,648,519 shares
     issued and 9,637,519 and 9,626,519
     outstanding .............................................             9,660              9,649
Paid-in capital ..............................................        18,057,155         18,041,941
Accumulated deficit ..........................................       (18,561,140)        (16,413,447)
                                                                    ------------       ------------
                                                                        (494,325)         1,638,143

Less:  treasury stock at cost, 22,000 common shares ..........           (75,625)           (75,625)
                                                                    ------------       ------------
Total stockholders' equity ...................................          (569,950)         1,562,518
                                                                    ------------       ------------
                                                                    $  2,277,325       $  2,450,533
                                                                    ============       ============


                     See Accompanying Notes to Consolidated Financial Statements


                                         Q-MED, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                            For the Nine      For the Nine     For the Three    For the Three
                                            Months Ended      Months Ended      Months Ended     Months Ended
                                          August 31, 1998   August 31, 1997   August 31, 1998   August 31, 1997
                                          ---------------   ---------------   ---------------   ---------------
Revenue ..............................        1,443,299         1,649,754           474,291           483,424

Cost of revenue ......................          828,036           658,691           253,867           206,612
                                            -----------       -----------       -----------       -----------
Gross profit .........................          615,263           991,063           220,424           276,812

Selling, general and
      administrative expenses ........        2,126,735         3,010,260           575,037           966,365
Provision for uncollectible
      accounts .......................          198,581            30,548            79,381             3,499
Research and development
      expenses .......................          347,695           141,217           179,212            58,075
                                            -----------       -----------       -----------       -----------
Income (loss) from operations ........       (2,057,748)       (2,190,962)         (613,206)         (751,127)

Interest expense .....................         (141,255)          (19,081)          (46,056)           (4,849)
Other income .........................           51,310            86,191            11,018            22,279
(Loss) on sale of securities .........             --             (30,574)             --             (30,574)
                                            -----------       -----------       -----------       -----------
Net (loss) ...........................      $(2,147,693)      $(2,154,426)      $  (648,244)      $  (764,271)
                                            ===========       ===========       ===========       ===========

(Loss) per common share ..............      $      (.22)      $      (.23)      $      (.07)      $      (.08)
                                            -----------       -----------       -----------       -----------
Weighted average number of
      shares of common stock
      outstanding ....................        9,655,493         9,537,565         9,659,519         9,575,012
                                            ===========       ===========       ===========       ===========


                          See Accompanying Notes to Consolidated Financial Statements


                                            Q-MED, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the Nine Months Ended August 31, 1998
                                                    (Unaudited)

                                                                                    Common Stock
                                                                                  Held in Treasury
                                   Common       Paid-in        Accumulated      -------------------
                                    Stock       Capital          Deficit        Shares      Amount          Total
                                   ------     -----------     ------------      ------     --------      ----------
Balance--November 30, 1997 .....   $9,649     $18,041,941     $(16,413,447)     22,000     $(75,625)     $1,562,518

Exercise of stock options
     and warrants ..............       11          15,214                                                    15,225

Net loss for the nine months
     ended August 31, 1998 .....                                (2,147,693)                              (2,147,693)
                                   ------     -----------     ------------      ------     --------      ----------
Balance--August 31, 1998 .......   $9,660     $18,057,155     $(18,561,140)     22,000     $(75,625)     $ (569,950)
                                   ======     ===========     ============      ======     ========      ==========


                            See Accompanying Notes to Consolidated Financial Statements


                                    Q-MED, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       For the Nine Months Ended
                                                                   ----------------------------------
                                                                   August 31, 1998    August 31, 1997
                                                                   ---------------    ---------------
Cash flows from operating activities:
      Net income (loss) ......................................       $(2,147,693)       $(2,154,426)
                                                                     -----------        -----------
         Adjustments to reconcile net income
           to cash (used in) operating
           activities:
         Depreciation and amortization .......................           208,347            200,379
         Loss on sale of securities ..........................              --               30,574
         Changes in assets and liabilities:
           Decrease in accounts receivable ...................            12,686            179,624
           Decrease in inventories ...........................           128,223            382,309
           (Decrease) increase in accounts payable
             and accrued liabilities .........................           (68,763)            48,231
           (Increase) in prepaid expenses and
             other assets ....................................           (45,821)           (63,517)
           Other, net ........................................            24,304             72,616
                                                                     -----------        -----------
             Total adjustments ...............................           258,976            850,216
                                                                     -----------        -----------
           Net cash (used in) operating activities ...........        (1,888,717)        (1,304,210)
                                                                     ===========        ===========
Cash flows from investing activities:
         Sale of securities ..................................              --            2,129,729
         Capital expenditures, net ...........................          (174,060)          (357,040)
                                                                     -----------        -----------
         Net cash provided by investing activities ...........          (174,060)         1,772,689
                                                                     ===========        ===========
Cash flows from financing activities:
         Net proceeds from issuance of 8%
           Convertible Notes .................................         1,955,805               --
         Principal (payment) on note payable
           to bank ...........................................              --             (100,000)
         Proceeds from issuance of common stock ..............            15,225            137,982
                                                                     -----------        -----------
         Net cash provided by financing activities ...........         1,971,030             37,982
                                                                     ===========        ===========
Net (decrease) increase in cash and cash equivalents .........           (91,747)           506,461

Cash and cash equivalents at beginning of period .............           640,266            680,686
                                                                     -----------        -----------
Cash and cash equivalents at end of period ...................       $   548,519        $ 1,187,147
                                                                     ===========        ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ............................................       $    21,255        $    19,081


                       See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.


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


NOTE 2 -- RESULTS OF OPERATIONS

In the opinion of management, the financial statements for the nine months ended August 31, 1998 and August 31, 1997 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1998 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1998.

NOTE 3 -- INVENTORIES

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                  August 31,       November 30,
                                                     1998             1997
                                                  ----------       -----------
                                                 (Unaudited)

Raw materials (component parts) ..............     $202,139         $209,580
Finished units ...............................      336,893          457,675
                                                   --------         -------
                                                   $539,032         $667,255
                                                   ========         ========

During the nine month period ending August 31, 1998 approximately $43,000 was written off as obsolete inventory and approximately $40,000 was capitalized as fixed assets with an estimated useful life of 5 years.

NOTE 4 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

                                                  August 31,       November 30,
                                                     1998             1997
                                                  ----------       -----------
                                                 (Unaudited)

     Accounts payable trade ..................     $146,397          $394,264
     Deferred warranty revenue ...............      164,560           204,260
     Accrued payroll and commissions .........      115,075            76,997
     Other accrued expenses ..................      155,651            94,925
     Interest Payable ........................      120,000              --
                                                   --------          --------
                                                   $701,683          $770,446
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


                                              For the Nine Months   For the Three Months   Period to Period     Percentage Changes
                                                Ended August 31,      Ended August 31,    For the Nine Months  For the Three Months
                                              -----------------      -----------------     Ended August 31,     Ended August 31,
                                              1998        1997       1998        1997       1998 Vs. 1997         1998 Vs. 1997
                                              -----       -----      -----       -----   -------------------   --------------------
Revenue ....................................  100.0%      100.0%     100.0%      100.0%        (14.3)                (2.0)
Cost of revenue ............................   57.3        39.8       53.5        42.7          25.7                 22.9
                                              -----       -----      -----       -----
Gross profit ...............................   42.7        60.1       46.5        57.3         (38.0)               (25.6)
Selling, general and administrative ........  147.4       182.5      121.3       199.9         (41.6)               (68.1)
Provision for uncollectible accounts .......   13.8         1.9       16.8          .7          84.7                102.1
Research and development ...................   24.1         8.5       37.8        12.0          59.4                 67.6
                                              -----       -----      -----       -----
(Loss) from continuing operations .......... (142.6)     (132.8)    (129.4)     (155.3)         (6.5)               (22.5)
Interest expense ...........................   (9.8)       (1.2)      (9.7)       (1.0)         86.5                 89.5
Other Income ...............................    3.6         5.2        2.4         4.5         (68.0)              (102.2)
(Loss) on sale of securities ...............    --         (1.8)       --         (6.3)           *                    *
                                              -----       -----      -----       -----
Net (loss) ................................. (148.8)     (130.6)    (136.7)     (158.1)          (.4)               (17.9)
                                              =====       =====      =====       =====
----------
*  Not meaningful



NINE AND THREE MONTHS ENDED AUGUST 31, 1998
COMPARED WITH THE NINE AND THREE MONTHS ENDED AUGUST 31, 1997

Net sales for the nine months ended August 31, 1998 decreased by 14.3% or approximately $206,000 when compared to the nine months ended August 31, 1997. Net sales for the three months ended August 31, 1998 decreased by 2.0% or approximately $9,000 when compared to the three months ended August 31, 1997. This small reduction was primarily due to the stabilization of the Company's revenue from capital equipment sales to the primary care marketplace. The Company's management has focused primarily on the marketing of the ohms|cad(R) system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC").

Revenues received through IHMC for ohms|cad services are generally structured on a contractual basis whereby the Company receives a payment from physician groups and health management organizations calculated as a percentage of the reduction of the organization's costs of providing care for coronary artery disease ("CAD") patients. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The managed care organization then pays the Company the agreed portion of the calculated reduction in such costs. From the inception of the contract, the Company receives a monthly prepayment which is recorded as revenue, reflecting a small percentage of the statistically determined share of the expected reduction in costs of providing ohms|cad care for CAD patients. Once the actual reduction of cost is calculated, the prepayments are subtracted and any additional revenue is billed and recorded at that time.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company began its enrollment of patients from CIGNA Healthcare of Ohio during July pursuant to a contract which was executed in December 1997, and has had discussions with other large providers to use its ohms|cad system within their organizations to effectively manage coronary artery disease. The Company expects revenue to increase as it enters into contracts with managed care companies to use its ohms|cad system to manage coronary artery disease. Included in the net loss of ($2,147,693) for the nine months ended August 31, 1998 was approximately ($1,713,540) from IHMC.

The Company's gross profit margin decreased to 42.7% during the nine months ended August 31, 1998 when compared to 60.1% for the nine months ended August 31, 1997. The Company's gross profit margin also decreased to 46.5% during the three months ended August 31,1998 from 57.3% for the three months ended August 31, 1997. The overall decrease was primarily due to the reclassification of certain expenses as direct costs related to the ohms|cad program. Management believes the gross profit margin should remain consistent until new ohms|cad programs are implemented or additional revenue is recognized pursuant to existing ohms|cad contracts as a result of the sharing of cost savings described above.

Selling, general and administrative expenses decreased by 41.6% or approximately $884,000 for the nine months ended August 31, 1998 when compared to the nine months ended August 31, 1997. Selling, general and administrative expenses for the three months ended August 31, 1998 decreased by 68.1% or approximately $391,000 when compared to the corresponding quarter of 1997. This decrease was primarily due to a reclassification of certain expenses as direct costs related to the ohms|cad program as well as reductions in overall administrative and sales-related expenses.

The provision for uncollectible accounts increased by approximately $168,000 and $76,000 respectively for the nine and three months ended August 31, 1998. This increase was primarily due to the reservation of certain accounts receivable related to an ohms|cad contract until data can be reviewed in determining actual cost savings.

Research and development expenses for the nine and three months ended May 31, 1998 increased by approximately $206,000 and $121,000 respectively when compared to the corresponding periods of the prior year. This increase is primarily due to the development of ohms II which will enhance the capabilities of the present ohms|cad system dramatically, which should be completed during the first half of 1999. Also included in research and development expenses for the current year are costs to develop Year 2000 software upgrades for certain capital equipment products currently being sold by the Company.

The Company has conducted a review of its computer systems and products to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Certain of the Company's products will require a software upgrade to resolve the problem. The Company has developed and has begun to implement a Year 2000 upgrade for each of its products where warranted. All related expenses to develop this upgrade have been charged to research and development expense as incurred.

While the Company's ohms|cad system is fully compliant for the "Year 2000", the Company relies on the information technology of its existing and prospective customers for data utilized in proposing a contract and in measuring the amount of costs saved through the implementation of ohms|cad. The Company cannot assess the effect that Year 2000 programs implemented by these other companies will have.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principle sources of working capital have been provided by proceeds from public and private placements of securities, operations and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $18,000,000 less applicable expenses.

On December 18, 1997, the Company sold an aggregate $2,000,000 8% Convertible Subordinated Notes due December 18, 2002 (the "Notes"), without discount or premium, in a private placement to three investors led by Galen Partners III, L.P. (the "Galen Funds"). Interest on the Notes is accrued monthly, compounded annually, and will be due at maturity. The Notes are convertible into shares of the Company's common stock at the rate of $5.60 per share. The Company may redeem the Notes in the event the average closing price of shares of the Company's common stock equals or exceeds $12.00 for a period of 90 days at the following times with the following premiums and may elect to pay the redemption price in shares of common stock:

                 Year                  Redemption Price
                 ----                  ----------------
                 1998 ...............       105%
                 1999 ...............       104%
                 2000 ...............       103%
                 2001 ...............       102%
                 2002 ...............       100%

The Company is required to redeem the Notes at higher premiums in the event of a change of control. In connection with the sale of the Notes, the Company granted certain rights to the purchasers, including registration rights and the right to appoint a member of the Company's board of directors. The Note Purchase Agreement prohibits the Company from paying dividends until the Notes are paid.

The Company had working capital of $685,343 at August 31, 1998 compared to $803,415 at November 30, 1997 and ratios of current assets to current liabilities of 1.9:1 as of August 31, 1998 and 2.0:1 as of November 30, 1997. The working capital decrease of approximately $118,000 was primarily due to the sale of the Notes described above during December 1997 less the accumulated losses during the nine months ending August 31, 1998 of approximately ($2,148,000).

The Company anticipates that funds generated from operations, together with cash and investments, will not be sufficient to meet its working capital requirements for the current year. Accordingly, after seeking additional financing to support the Company's operations, the Company has received a proposal from the Galen Funds which involves a partial conversation of the above described Notes into shares of the Company's Common Stock and a private placement of additional shares of Common Stock to Galen and certain other shareholders of the Company. The transaction is subject to be completed on or before November 16, 1998. Although management is confident that the transaction will be completed, the failure of the transaction to close will result in a disruption of the Company's operations. See "Need for Additional Capital".

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balance over 90 days past due was 19.4% of the receivables balance at August 31, 1998 compared to 12.8% at November 30, 1997. The Company is aggressively seeking payment arrangements on these overdue amounts.

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

NEED FOR ADDITIONAL CAPITAL As of August 31, 1998, the Company had approximately $549,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to ohms|cad and the Company's efforts to reduce operating expenses. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

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

FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Dated: October 13, 1998