Form 10-K
period 1998-11-30
Q MED INC
filed 1999-03-01
CIK 729213

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 1998

Commission File Number:  0-11411

                                   Q-MED, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                                22-2468665
(State or other jurisdiction of                                 (I.R.S Employer
incorporation or organization)                                Identification No.

100 Metro Park South, Laurence Harbor, New Jersey                    08878
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (732) 566-2666

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to
   Section 12 (g) of the Act:  Common Stock, $.001 par value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 23, 1999, the aggregate value of the registrant's voting stock held by non-affiliates was $24,597,051 (computed by multiplying the last reported sale price on February 23, 1999 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

     As of February 19, 1999, there were 11,568,989 shares of the registrant's common stock, $.01 par value, issued and outstanding.

     Documents incorporated by reference:

     Document                                              Form 10-K Reference
     --------                                              -------------------

     Portions of the Registrant's  Proxy                            III
     Statement   for  its  1999   Annual
     Meeting (to be filed in  definitive
     form   within   120   days  of  the
     Registrant's Fiscal Year End)

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

General

     Q-Med, Inc. (the "Company") is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. The Company engages in the development, manufacture, marketing and sale of advanced medical devices and systems. The Company, through Interactive Heart Management Corp. ("IHMC"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated coronary artery disease management system under the name "ohms|cad(R)" to assist health maintenance organizations manage the cost of coronary artery disease ("CAD"). The Company also produces and sells high quality medical systems that provide reliable diagnostic interpretation of certain disease states, including a line of ambulatory ischemic heart monitors, an interpretative electrocardiographs, a system for the analysis of heart rate variability and a system for the measurement of venous blood flow. These systems are designed to address the needs of primary health care physicians to appropriately manage certain diseases cost effectively. The Company's products and services are uniquely suited to assist primary health care physicians in discharging the greater medical responsibilities that are expected to be placed on them, as efforts are made to reduce the overall cost of health care. Each of the Company's present products, and those which are under development by the Company as well as products employing selectively acquired technology developed by others, are designed to provide sophisticated analysis of physiological data in near or real-time and report these analytical results to the primary care physician in order to detect and manage early signs of potentially acute diseases. These technologically advanced diagnostic tools lead to early detection and treatment thereby facilitating cost-effective management of disease by a primary care physician rather than disease management in an expensive acute care facility, such as a hospital.

     Utilizing the experience obtained through various drug trials with such pharmaceutical companies as Pfizer, Ciba Geigy, ICI and others and the extensive validations completed on "Monitor One(R)" instruments, the Company developed a comprehensive, disease management system for the coronary artery disease ("CAD") patient which is marketed under the trade name ohms|cad by the Company's IHMC subsidiary. This system consists of Monitor One STRx ambulant ischemic technology; a remote on-line diagnostic center (The ohms Center); and an integrated cardiology consultant practice. This entire system non-invasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and directs the patient to appropriate therapy with the emphasis throughout on early detection, prevention of cardiac events, the modification of risk-factors and the appropriate medicine. Early detection and treatment with emphasis on medical intervention results in an overall lowering of the cost of CAD care and the improvement in patient health thereby reducing mortality and morbidity rates in populations having CAD.

     In March 1998 the Company and SmithKline Beecham Health Care Services, a division of SmithKline Beecham Corporation ("SmithKline Beecham") agreed to terminate their Strategic Alliance to market the ohms|cad system which was formed in April 1996. Under the terms of the termination agreement, the Company retained all future revenue from contracts executed during the term of the alliance and SmithKline Beecham waived its rights to reimbursement of any of its costs. The termination permits the Company to pursue other relationships in its efforts to develop and provide disease management products and services. S.R. One Limited, SmithKline Beecham's venture capital affiliate retained a $2.0 million equity investment in the Company and continues to hold warrants to acquire an additional 63,492 shares of the Company's Common Stock for $15.75 per share.

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

     The Company's executive offices are located at 100 Metro Park South, Laurence Harbor, New Jersey 08878 and its telephone number is (732) 566-2666.

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

     In addition, each individual patient's demographics and risk profiles are simultaneously entered into the ohms|cad database for primary and secondary prevention analysis and treatment. Recommendations for management are relational and tailored to an individual patient for ambulant ischemia, silent heart disease, lipid and hypertension, antithrombosis, smoking, exercise, obesity and diabetes.

     Because of centralized, digital storage of all data, it allows for the continuous description and analysis of quantifiable results; success of the stratification, proportion of patients assigned to various therapies, objective outcomes, interplay with pharmaceutical and pharmacy benefit managers and physician and patient compliance.

     For example, in its risk prevention mode (myocardial infarction, unstable angina, sudden death), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized non-invasive STRx technology for evaluation of this phenomena in each patient. This test data is telecommunicated to the Company's ohms|cad database (The ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower patient risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommends further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician site within minutes with recommendations for optimization of medical therapy which will maintain the patient in the low-risk pool. In both circumstances, therapeutic actions are guided by IHMC's proprietary disease management algorithm which in turn is based on national practice guidelines. All of the interactions and data are stored in the ohms|cad diagnostic center, thus, outcome information is available continuously.

     Because ohms|cad is an active disease management process emphasizing a continuum of care, derived from early detection of ambulant ischemia and modification of patient risk factors, similar cost effective improvements in cardiac events can be expected from its use. The ohms|cad system continually monitors the care process at the primary care level, thus, results are reported as outcomes. Favorable outcomes increase market share, decrease economic risk and increase product differentiation for the managed care organization. As a result, the early implementation of ohms|cad should contribute to significant savings and patient gains in market share.

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

Marketing

     The Company directly markets its ohms|cad service to health maintenance organizations, large physician practice groups and similar managed care organizations through its sales staff. At present, the Company's sales team consists primarily of senior management supported by senior sales staff persons that formerly were involved in the sales of the Company's Monitor One products.

     The  marketing  and  sales  of  the  Company's   devices  to  primary  care
physicians, hospitals and other health care providers are conducted through distributors.

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

Warranty

     The Company extends end-users of purchased or leased devices a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Extended warranty sales represented 13.5% and 15.7% of net sales for fiscal 1998 and 1997, respectively. If there has been equipment malfunction, the Company's warranty provides for the repair or replacement of the equipment. The average unit cost of repair is minimal. During fiscal 1998 and 1997, the Company replaced approximately two monitors per year that could not be repaired pursuant to its warranty programs.

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

     Although the RBRVS system described above is mandated by Congressional action, there can be no assurance that future Congressional action will not result in the general reduction in the rates of reimbursement. Nevertheless, the 1995 RBRVS rates for the Company's products were increased between 3-5%. While uncertainty relating to the Medicare classification of electronic ambulatory cardiac monitors was resolved by HCFA in October 1988 and adopted by carriers during fiscal 1989, the Company believes that the overall political climate to reduce fees for all medical services has a negative impact on medical equipment sales in general and, therefore, equipment sales by the Company. In addition, uncertainties created by proposals to reform the health care delivery system, in general, created, in the Company's opinion, an environment in which many physicians delay their decisions with respect to expenditures for capital equipment. Accordingly, the Company expects that this trend had an adverse impact on its equipment sales.

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

Principal Customers

     During fiscal 1998 and 1997 one customer accounted for 14% and 18% of net sales respectively. During fiscal 1996, no single customer accounted for more than 10% of the Company's net sales.

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

Competition

     ohms|cad is a unique solution for CAD management. However, there are several CAD management companies, including pharmaceutical companies, pharmacy benefit managers and independent vendors that are pursuing CAD management that could be considered competition.

     To the Company's knowledge, none of these companies deal with CAD comprehensively. Most have designed their programs to respond to a cardiac event, essentially waiting for a patient to have a heart attack or procedure and follow with post-hospitalization case management. In addition, manufacturers of drugs that reduce cholesterol have designed programs based on high blood lipids and have developed protocols to emphasize the use of their
drug(s). To the Company's knowledge, ohms|cad is the only operating disease management system that includes primary and secondary prevention; risk stratifies the patients into those who are and who are not in danger of adverse events in the near term and reduces practice variation and referrals. No other CAD management program has shown comparable results with beneficial patient outcomes that lowered overall CAD healthcare costs.

     The Company believes it has competitive advantages based on the following:

     o The entire management system and its components are proprietary and patented: STRx is covered by U.S. Pat. #4679144 and ohms|cad by U.S. Pat. #5724580.

     o    Clinically validated digital ischemia technology.

     o Documented outcomes presented at American Heart Association Scientific Sessions.

     o Extensive and growing database of how specific therapeutic modalities affect patients.

     o    1,000 patient-per-day system throughput capability.

     o Proven success in implementing a CAD disease management system in the field that leads to a faster rollout and faster health and economic outcomes to the plan.

     o    Proprietary analytics to define the target population at risk.

     o Established infrastructure with integrated resources and processes amplified by corporate expertise.

     Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources than the Company.

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

Research and Development

     In fiscal 1998, 1997, and 1996, the Company expended $486,843, $551,681 and $454,268 respectively, for research and development. During these years, research and development was primarily focused on the development of the ohms|cad system for managed care such as health maintenance organizations, preferred provider organizations, and large physician groups.

     Management expects to continue to develop new products, as well as enhance its existing products and has budgeted 10% to 12% of anticipated revenue for such research and development in fiscal 1999.

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

Employees

     The Company, as of January 31, 1999, had 30 full time employees. Of these full time employees, 3 were executives, 2 were engaged in sales supervisory capacities, 3 in sales and marketing, 5 in engineering, 3 in production, 10 in technical support and 4 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees are good.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     Market for the Registrant's Common Stock and related stockholder matters as set forth on page 30 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

     On November 16, 1998, the Company sold an aggregate of 1,926,702 shares (the "Shares") of its common stock $.001 par value ("Common Stock") for $3,217,626, in a private placement to investors led by Galen Partners III, L.P. The Company received gross cash proceeds of $2,020,936 from the sale of Shares and the balance was paid by Galen Partners III, L.P. and two affiliated funds (the "Galen Funds") by converting $1,050,000 of $2,000,000 principal amount of 8% Convertible Notes due December 18, 2002 (the "Notes") and accrued interest of $146,663 into shares of Common Stock. The remaining $950,000 principal amount of the Notes were amended to increase the interest rate to 16% per annum, and to grant the Galen Fund a security interest in substantially all of the Company's assets. In addition, in order to induce the Funds to convert a portion of the Notes and invest an additional $1,000,000 in cash, the Company issued the Galen Funds, pro rata, an aggregate of 500,000 seven year warrants (the "Warrants") to purchase additional shares of Common Stock. The exercise price of the Warrants and the conversion price of the remaining Notes will be fixed at a price equal to the average closing price for the ten trading days ending December 1, 1998 (the "Initial Price"). Interest on the Notes is capitalized annually and will be due at maturity. The Company may redeem the Notes for cash or Common Stock:

     (i) in the event the average closing price of shares of the Company's Common Stock equals or exceeds twice the Initial Price for a period of twenty consecutive trading days at the following times with the following premiums:

          Year                   Redemption Price
          ----                   ----------------
          1998                         105%
          1999                         104%
          2000                         103%
          2001                         102%
          2002                         100%; or

     (ii) at the following times without condition for the following premiums:

          Year                   Redemption Price
          ----                   ----------------
          1998                         112.1%
          1999                         125.6%
          2000                         140.8%
          2001                         157.7%
          2002                         176.8%

The Company is required to redeem the Notes at higher premiums in the event of a change of control. The Note Agreement prohibits the Company from paying dividends until the Notes are paid.

     In connection with the sale of the Shares, the Company granted certain rights to the purchasers, including registration rights and the right to cause the Company to purchase the Shares at the following prices in certain events, such as bankruptcy, a default in payments or if the Company is no longer listed on the NASDAQ Small Cap Market at the following prices:

          Year                   Redemption Price
          ----                   ----------------
          1998                       $2.0875
          1999                       $2.0040
          2000                       $1.9205
          2001                       $1.8370
          2002 and thereafter        $1.6700

     In connection with the sale of the shares and amendment of the Notes, the Company granted certain rights to the purchasers, including registration rights and the right to appoint a member of the Company's board of directors. The Note Purchase Agreement prohibits the Company from paying dividends until the Notes are paid. The sale was made in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Selected financial data as set forth on page 7 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis of financial condition and results of operations as set forth on pages 8 to 13 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Financial statements and supplementary data as set forth on pages 14 to 28 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

                                    PART III

Item  10.  Directors,   Executive  Officers,   Promoters,  Control  Persons  and
           Compliance with Section 16(a) of the Exchange Act of the Registrant.

     Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1998 and is incorporated herein by reference.

Item 11. Executive Compensation.

     Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1998 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1998 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) (1) Financial Statements.

     Description

     Independent Auditors Report

     Consolidated Balance Sheets as of November 30, 1998 and 1997

     Consolidated Statement of Operations for each of the three years ended November 30, 1998, 1997 and 1996

     Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 1998, 1997 and 1996

     Consolidated Statement of Cash Flow for each of the three years ended November 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

     Schedules have been omitted because they are not applicable.

     (b) Reports on Form 8-K.

     Report dated November 16, 1998

     (c) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Official                                                                        Sequential
Exhibit No.                       Description                                    Page No.
-----------                       -----------                                    --------

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

    3.4           By-Laws as in effect on July 1, 1987 (Exhibit 3.3
                  to the Company's Report on Form 10-Q dated May 31,
                  1987)                                                            I/B/R

    3.5           Amendment to By-Laws dated December 18, 1997
                  Exhibit 3.5 to the Company's Form 10-K Report
                  dated November 30, 1997)                                         I/B/R

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

    4.6           Form of 16% Convertible Subordinated Note (Exhibit
                  99.2 to the Company's report on Form 8-K dated
                  November 16, 1998)                                               I/B/R

    4.7           Form of Warrant Agreement dated November 16, 1998
                  (Exhibit 99.6 to the Company's report on Form 8-K
                  dated November 16, 1998)                                         I/B/R

    9.1           Form of Shareholder and Voting Rights Agreement
                  between the Company and several stockholders dated
                  as of November 16, 1998 (Exhibit 99.4 to the Company's
                  report on Form 8-K dated November 16, 1998)                      I/B/R

   10.1           Q-Med, Inc. 1986 Incentive Stock Option Plan
                  (Exhibit 10N to the Company's Registration
                  Statement No. 33-4499 on Form S-1)                               I/B/R

   10.2           Lease dated August 31, 1993 between the Company
                  and Alexandria Atrium Associates (Exhibit 28.1 to
                  the Company's Form 10-QSB Report dated August 31,
                  1993)                                                            I/B/R

   10.3**         Strategic Alliance Agreement effective as of April
                  1, 1996 between Q-Med, Inc. and SmithKline Beecham
                  Health Services, a division of SmithKline Beecham
                  Corporation (Exhibit 10.8 to the Company's Form
                  10-K Report dated November 30, 1996, as amended)                 I/B/R

   10.4           Securities Purchase Agreement dated May 6, 1996
                  between Q-Med, Inc. and S.R. One Limited (Exhibit
                  10.9 to the Company's Form 10-K Report dated
                  November 30, 1996, as amended)                                   I/B/R

   10.5           Registration Rights Agreement dated May 6, 1996
                  between Q-Med, Inc. and S.R. One Limited (Exhibit
                  10.10 to the Company's Form 10-K Report dated
                  November 30, 1996, as amended)                                   I/B/R

   10.6           Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit 10.11
                  to the Company's Form 10-K Report dated November
                  30, 1998)                                                        I/B/R

   10.7           Amendment dated as of November 15, 1998 to Note
                  Purchase Agreement between Q-Med, Inc. and Galen
                  Partners III, L.P., Galen Partners International III, L.P.,
                  Galen Employee Fund III, L.P. dated as of December 18,
                  1997 (Exhibit 99.1 to the Company's report on Form 8-K
                  dated November 16, 1998)                                         I/B/R

   10.8           Form of Registration Rights Agreement between Q-Med, Inc.
                  and several stockholders dated as of November 15, 1998
                  (Exhibit 99.3 to the Company's report on Form 8-K dated
                  November 16, 1998)                                               I/B/R

   10.9           Form of Option Agreement between the Company and
                  several stockholders dated as of November 16, 1998
                  (Exhibit 99.5 to the Company's report on Form 8-K dated
                  November 15, 1998)                                               I/B/R

   10.10* Termination Agreement and Release dated March 6, 1998 between the Company and SmithKline Beecham

   10.11*         Amendment dated December 16, 1998 to Employment
                  Agreement between the Company and Michael W. Cox

   11             None

   13*            Q-Med, Inc. 1998 Annual Report.

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

Dated: February 26, 1999                     Q-MED, INC.


                                              By: /s/ Michael W. Cox
                                                  ------------------------------
                                                  Michael W. Cox, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
/s/ Michael W. Cox                  President and Treasurer  (Principal         February 26, 1999
---------------------------         Executive and Financial Officer)
Michael W. Cox


/s/ Richard I. Levin                Director                                    February 26, 1999
---------------------------
Richard I. Levin


/s/ Robert A. Burns                 Director                                    February 26, 1999
---------------------------
Robert A. Burns


/s/ Howard L. Waltman               Director                                    February 26, 1999
---------------------------
Howard L. Waltman


/s/ Herbert H. Sommer               Director                                    February 26, 1999
---------------------------
Herbert H. Sommer

                                    Director                                    February 26, 1999
---------------------------
A. Bruce Campbell*

/s/ Debra A. Fenton                 Controller                                  February 26, 1999
---------------------------
Debra A. Fenton

----------
*appointment effective after filing

                                  EXHIBIT INDEX

Exhibit
  No.
-------
10.10 Termination Agreement and Release dated March 6, 1998 between the Company and SmithKline Beecham

10.11       Amendment dated December 16, 1998 to Employment
            Agreement between the Company and Michael W. Cox

13          Q-Med, Inc. 1998 Annual Report

21          Subsidiaries of Registrant

23          Consent of Amper, Politziner & Mattia

27          Financial Data Schedule

----------