Form 10-Q
period 1999-02-28
Q MED INC
filed 1999-04-19
CIK 729213

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

   For the quarter ended: February 28, 1999 - Commission file number: 0-11411

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

Yes _X_   No __.

The number of shares outstanding of the registrant's common stock on April 6, 1999: 11,546,989

================================================================================

                             Q-MED, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                              February 28,    November 30,
                                                                 1999            1998
                                                              -----------     -----------
                                                              (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents                                 $   661,071     $ 2,075,179
    Investments                                                 1,006,560              --
    Accounts receivable, net of allowances of
     approximately $500,000 and $500,000                          262,473         304,465
    Inventories                                                   484,604         503,994
    Prepaid expenses and other current assets                      93,848          57,776
                                                              -----------     -----------
                                                                2,508,556       2,941,414

Property and equipment, net                                       547,352         578,404
Product software development costs                                 28,320          34,856
Other assets                                                      194,956         202,750
                                                              -----------     -----------
                                                              $ 3,279,184     $ 3,757,424
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                     $   604,140     $   549,253
                                                              -----------     -----------
                                                                  604,140         549,253

Convertible long-term debt                                        950,000         950,000
Leases payable, long term                                          96,976         107,724
Deferred warranty revenue                                          22,552          31,448
                                                              -----------     -----------
Total liabilities                                               1,673,668       1,638,425

Temporary equity - put option                                   4,021,991       4,021,991

Stockholders' equity
    Common stock $.001 par value; 20,000,000 shares
       authorized; 11,590,989 and 11,586,321 shares issued
       and 11,568,989 and 11,564,321 shares outstanding            11,591          11,587
    Paid-in capital                                            17,161,836      17,150,547
    Accumulated deficit                                       (19,509,274)    (18,989,501)
    Accumulated other comprehensive income
       Unrealized holding loss/gain on
         available-for-sale securities                             (5,003)             --
                                                              -----------     -----------
                                                               (2,340,850)      1,827,367

    Less treasury stock at cost, 22,000 common shares             (75,625)        (75,625)
                                                              -----------     -----------
    Total stockholders' equity                                  (2,416,475)    (1,902,992)
                                                              -----------     -----------
                                                               $ 3,279,184    $ 3,757,424
                                                               ===========    ===========

             See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                           For the Three           For the Three
                                           Months Ended            Months Ended
                                           February 28,            February 29,
                                                1999                    1998
                                           -------------           -------------

Net sales                                      392,218                455,116

Cost of sales                                  229,146                317,246
                                           -----------              ----------
Gross profit                                   163,072                137,870

Selling, general and administrative expenses   512,126                640,589
Provision for doubtful accounts                     --                 61,658
Research and development expenses              139,645                170,166
                                           -----------              ----------
(Loss) from operations                        (488,699)              (734,543)

Interest income                                 12,064                 22,863
Interest expense                               (43,138)               (49,535)
                                           -----------              ----------
Net (loss)                                    (519,773)              (761,215)

Other comprehensive income (loss)
   Unrealized gains on securities
     Unrealized holding gains (losses)
       arising during period                    (5,003)                    --
                                           -----------              ----------
Comprehensive (loss)                       $  (524,776)            $ (761,215)
                                           ===========             ==========

(Loss) per common share                    $      (.05)            $     (.08)
                                           -----------              ----------
Weighted average number of shares
   of common stock outstanding              11,588,291              9,648,519
                                           ===========             ==========


           See Accompanying Notes to Consolidated Financial Statements

                                  Q-MED, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Three Months Ended February 28, 1999
                                          (Unaudited)

                                                                              Common Stock
                                                                            Held in Treasury
                                Common       Paid-in       Accumulated     ------------------
                                 Stock       Capital         Deficit       Shares     Amount         Total
                                -------    -----------    ------------     ------    --------     -----------
Balance--November 30, 1998      $11,587    $17,150,547    $(18,989,501)    22,000    $(75,625)    $(1,902,992)

Exercise of stock options             4         11,289                                                 11,293

Net loss for the three months
    ended February 28, 1999                                   (524,776)                              (524,776)
                                -------    -----------    ------------     ------    --------     -----------
Balance--February 28, 1999      $11,591    $17,161,836    $(19,514,277)    22,000    $(75,625)    $(2,416,475)
                                =======    ===========    ============     ======    ========     ===========


                    See Accompanying Notes to Consolidated Financial Statements

                                  Q-MED, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                     For the Three      For the Three
                                                                     Months Ended       Months Ended
                                                                     February 28,       February 29,
                                                                         1999               1998
                                                                     -----------        -----------
Cash flows from operating activities:
    Net (loss)                                                       $  (524,776)       $  (761,215)
                                                                     -----------        -----------
Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
    Depreciation and amortization                                         69,737             64,996
    (Increase) decrease in
        Accounts receivable                                               41,992            (34,439)
        Inventory                                                         19,390              9,962
        Prepaid expenses and other current assets                        (36,072)           (40,848)
    Increase (decrease) in
        Accounts payable and accrued liabilities                          54,887             65,313
    Other, net                                                           (25,388)           (12,949)
                                                                     -----------        -----------
    Total adjustments                                                    124,546             52,035
                                                                     -----------        -----------
                                                                     $  (400,230)       $  (709,180)
                                                                     ===========        ===========
Cash flows from investing activities:
    Purchase of investments                                           (1,006,560)        (1,695,512)
    Capital expenditures, net                                            (18,611)           (19,221)
                                                                     -----------        -----------
    Net cash (used in) provided by investing activities              $(1,025,171)       $(1,714,733)
                                                                     ===========        ===========
Cash flows from financing activities:
    Proceeds from 8% convertible note, net                                    --          1,958,059
    Proceeds from issuance of common stock                                11,293                 --
                                                                     -----------        -----------
                                                                     $    11,293        $ 1,958,059
                                                                     ===========        ===========

Net (decrease) increase in cash and cash equivalents                  (1,414,108)          (465,854)

Cash and cash equivalents at beginning of period                       2,075,179            640,266
                                                                     -----------        -----------
Cash and cash equivalents at end of period                           $   661,071        $   174,412
                                                                     ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                         $     5,138        $     9,536


                   See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

Note 1 - Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made to the prior years income statements in order to conform to the current year presentation. $291,000 was reclassed from selling, general and administrative expenses into cost of goods sold and research and development expenses.

Comprehensive Income

As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes to equity except those resulting from investments by or distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement had no effect on the Company's financial position or results of operations.

Note 2 - Results of Operations

In the opinion of management, the financial statements for the three months ended February 28, 1999 and February 28, 1998 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1999.

Note 3 - Investments

                                               Gross         Gross
                              Amortized      Unrealized    Unrealized        Fair           Carrying
                                 Cost           Gains        Losses          Value           Amount
                              ----------     -----------    ---------      ----------      ----------
Available-for-sale
  U.S. Treasury securities    $1,011,563     $      --       $(5,003)      $1,006,560      $1,006,560
                              ----------     -------         -------       ----------      ----------
                              $1,011,563     $      --       $(5,003)      $1,006,560      $1,006,560
                              ==========     =======         =======       ==========      ==========

Note 4 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                   February 28,     November 30,
                                                      1999             1998
                                                   ------------     ------------
                                                   (Unaudited)

    Raw materials (component parts)                  $214,503        $216,350
    Finished units                                    270,101         287,644
                                                     --------        --------
                                                     $484,604        $503,994
                                                     ========        ========


Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                   February 28,     November 30,
                                                      1999             1998
                                                   -----------      ------------
                                                   (Unaudited)

    Accounts payable trade                           $142,221        $278,224
    Deferred warranty revenue                         158,423         156,813
    Accrued payroll                                    97,772          78,539
    Other accrued expenses                            205,724          35,677
                                                     --------        --------
                                                     $604,140        $549,253
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

Note 7 - Year 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 software failures. All medical devices sold by qmed, Inc. are Year 2000 compliant. ohms|cad was designed to be Year 2000 compliant. The Company has notified all of its customers of the need for upgrade where necessary. All development costs have been expensed as incurred.

All of the Company's internal operating systems are on schedule for compliance and should be complete by August 1999. The remaining costs to modify the Company's systems for Year 2000 compliance are expected to be less than $50,000.

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                          Period to Period
                                                         Percentage Changes
                               For the Three Months   For the Three Months Ended
                                Ended February 28,          February 28,
                               --------------------  ---------------------------
                                 1999        1998          1999 vs. 1998
                                ------      ------         --------------
Sales (net)                      100.0%      100.0%             (13.8)
Cost of sales                     58.4        69.7              (27.8)
                                 -----       -----
Gross profit                      41.6        30.3               18.3
Selling, general and
   administrative                130.6       140.7              (20.1)
Provision for doubtful accounts     --        13.5                 *
Research and development          35.6        37.4              (17.9)
                                 -----       -----
Loss from continuing
   operations                   (124.6)     (161.3)             (33.5)
Interest income                    1.8         5.0              (69.1)
Interest expense                 (11.0)      (10.9)             (12.9)
                                 -----       -----
Net loss                        (133.8)     (167.2)             (31.1)
                                 =====       =====

* Not meaningful

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 28, 1998

Net sales for the three months ended February 28,1999 decreased by 13.8% or approximately $63,000 when compared to the three months ended February 28,1998. This decrease is primarily due to the continued reduction in the Company's capital equipment sales to the primary care marketplace. The Company's management has focused primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC"). The Company expects revenue to increase during the second quarter as ohms|cad is implemented under two new contracts beginning in April 1999.

Revenues received through IHMC are structured on a contractual basis whereby the Company receives a payment from physician groups and health management organizations calculated as a percentage of the reduction of the organization's costs of providing care for CAD patients. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The savings derived are distributed to the Company on a predetermined basis by the contracting organization. From inception of the contract, the Company receives a monthly pre-payment of a portion of the estimated savings. Such pre-payments are recorded as revenue. Once the actual reduction of cost is calculated, the pre-payments are subtracted and any additional savings distribution owed to the Company is billed and recorded at that time.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company has had discussions with large providers to use its ohms|cad system on a national scale within their organizations to effectively manage coronary artery disease. Included in the net loss of $(524,776) for the quarter ending February 28, 1999 was approximately $(393,772) from IHMC.

The Company's gross profit margin increased to 41.6% during the three months ended February 28, 1999 from 30.3% for the three months ended February 28, 1998. The increase was primarily due to the consolidation of the production and customer support operations related to the Company's capital equipment segment.

Selling, general and administrative expenses for the three months ended February 28, 1999 decreased by approximately $128,000 or 20.1% compared to the three months ended February 28, 1998. This decrease was primarily due to the decrease in the level of selling costs related to the Company's capital equipment segment as well as overall cost containment. Management expects selling, general and administrative expenses to increase as a result of the implementation of the two new accounts during the second quarter of 1998.

Research and development expenses for the three months ended February 28, 1999 decreased by approximately $31,000 when compared to the corresponding first quarter of 1998. This decrease is primarily due to the Company's continued cost reductions.

The Company has conducted a review of its computer systems and products to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Certain of the Company's products will require software upgrade to deal with the problem as well. The Company has begun to implement a Year 2000 upgrade for each of its products that are the subject of warranties and estimates that the total expense to be charged, including engineering, testing, parts and labor will be approximately $180,000, most of which has been expensed as incurred during fiscal 1998. The Company estimates the cost of upgrading internal software programs to be about $25,000 which will be incurred during 1999. While the Company's ohms|cad system is fully compliant, the Company relies on the information technology departments of existing and prospective customers for data utilized in proposing a contract and in measuring the amount of costs saved through the implementation of ohms|cad. The Company cannot assess the effect that Year 2000 programs implemented by these other companies will have.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $20,000,000 less applicable expenses.

On December 18, 1997, the Company sold 8% Convertible Notes (the "Notes") in the principal amount of $2,000,000 in a private placement to three investors. Interest on the Notes accrued monthly and was due on December 18, 2002. On November 16, 1998, the Company sold an aggregate of 1,926,702 shares of its common stock for $3,217,626 in a private placement to investors led by the same three investors that purchased the Notes. The Company received gross cash proceeds of $2,020,936 from the sale of the shares and the balance was paid by converting $1,050,000 of $2,000,000 principal amount of the Notes and accrued interest of $146,663 into shares of common stock. The remaining $950,000 principal amount of the Notes were amended to increase the interest rate to 16% per annum, and to grant the Noteholders a security interest in substantially all of the Company's assets. Interest on the Notes is capitalized annually and will be due at maturity. The Company may redeem the Notes for cash or common stock for certain premiums and subject to conditions contained in the amended Note Agreement. The Company is required to redeem the Notes at higher premiums in the event of a change of control. The Note Agreement prohibits the Company from paying dividends until the Notes are paid.

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

In the event the Company is required to redeem the shares for cash, which management believes is not likely during fiscal 1999, the Company will have to seek financing or sell assets to pay the redemption price.

The Company had working capital of $1,904,416 at February 28, 1999 compared to $2,392,161 at November 30, 1998 and ratios of current assets to current liabilities of 4.2:1 and 5.4:1 as of November 30, 1998. The working capital decrease of approximately $487,000 was primarily due to the net loss of approximately $525,000 for the three months ended February 28, 1999.

The Company has anticipated that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balances over 90 days past due was 18.3% of the receivables balance at February 28, 1999 compared to 11.4% at November 30, 1998. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per member per month basis. The Company expects revenue to increase as it begins the utilization of ohms|cad with CIGNA of Tampa and PacifiCare during the second quarter as well as additional arrangements entered into during fiscal 1999.

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

Need for Additional Capital As of February 28, 1999, the Company had approximately $1,668,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow to continue until significant service revenue is generated under agreements to provide ohms|cad services. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                     None.

               (b)   Reports on Form 8-K

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


Dated: April 19, 1999