Form 10-Q
period 1999-05-31
Q MED INC
filed 1999-06-10
CIK 729213

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


     For the quarter ended: May 31, 1999 Commission file number: 0-11411


                                   Q-MED, INC.
        ----------------------------------------------------------------
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


The number of shares outstanding of the registrant's common stock on June 9, 1999: 11,568,989

================================================================================

                                                Q-MED, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                  May 31, 1999    November 30,
                                                                                   (Unaudited)       1998
                                                                                   -----------    -------------
ASSETS

Current assets
Cash and cash equivalents ......................................................   $    372,493    $  2,075,179
Investments ....................................................................      1,000,000            --
Accounts receivable, net of
      allowances of approximately
      $500,000 and $500,000 respectively .......................................        182,015         304,465
Inventories ....................................................................        465,879         503,994
Prepaid expenses and other current assets ......................................        148,129          57,776
                                                                                   ------------    ------------
                                                                                      2,168,516       2,941,414

Product software development costs .............................................         21,785          34,856
Property and equipment, net ....................................................        508,477         578,404
Other assets ...................................................................        189,216         202,750
                                                                                   ------------    ------------
                                                                                   $  2,887,994    $  3,757,424
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses ..........................................   $    563,527    $    549,253
                                                                                   ------------    ------------
                                                                                        563,527         549,253

Convertible long-term debt .....................................................        950,000         950,000
Leases payable - long term .....................................................         87,357         107,724
Deferred revenue ...............................................................         18,779          31,448
                                                                                   ------------    ------------
                                                                                      1,619,663       1,638,425

Temporary equity - put option ..................................................           --         4,021,991

Stockholders' equity Common stock $.001 par value; 20,000,000 shares authorized;
      11,590,989 and 11,586,321 shares
      issued and 11,568,989 and 11,564,321 outstanding .........................         11,591          11,587
Paid-in capital ................................................................     21,183,828      17,150,547
Accumulated deficit ............................................................    (19,839,900)    (18,989,501)
Accumulated other comprehensive income
      Unrealized holding loss/gain on
      available-for-sale securities ............................................        (11,563)           --
                                                                                   ------------    ------------
                                                                                      1,343,956      (1,827,367)

Less:  treasury stock at cost, 22,000 common shares ............................        (75,625)        (75,625)
                                                                                   ------------    ------------
Total stockholders' equity .....................................................      1,268,331      (1,902,992)
                                                                                   ------------    ------------
                                                                                   $  2,887,994    $  3,757,424
                                                                                   ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                          For the Six     For the Three    For the Six     For the Three
                                          Months Ended      Months Ended   Months Ended     Months Ended
                                          May 31, 1999     May 31, 1999    May 31, 1998    May 31, 1998
                                          ------------    -------------   -------------   --------------
Sales .................................   $  1,011,853    $    619,635    $    974,538    $    519,422

Less sales returns and
        allowances ....................           --              --             5,530           5,530
                                          ------------    ------------    ------------    ------------
        Net sales .....................      1,011,853         619,635         969,008         513,892

Cost of sales .........................        514,129         284,983         574,169         315,250
                                          ------------    ------------    ------------    ------------
        Gross profit ..................        497,724         334,652         394,839         198,642

Selling, general and
        administrative expenses .......      1,035,919         523,793       1,384,700         685,784
Provision for uncollectible
        accounts ......................           --              --           119,200          57,542
Research and development
        expenses ......................        279,579         139,934         335,481         165,315
                                          ------------    ------------    ------------    ------------
Income (loss) from operations .........       (817,774)       (329,075)     (1,444,542)       (709,999)

Interest expense ......................        (86,048)        (42,910)        (95,199)        (45,664)
Other income ..........................         53,423          41,359          40,292          17,429
                                          ------------    ------------    ------------    ------------
Net (loss) ............................   $   (850,399)   $   (330,626)   $ (1,499,449)   $   (738,234)

Other comprehensive income (loss)
   Unrealized gains on securities
      Unrealized holding gains (losses)
      arising during period ...........        (11,563)         (6,560)   $       --      $       --
                                          ------------    ------------    ------------    ------------
Comprehensive (loss) ..................   $   (861,962)   $   (337,186)   $ (1,499,449)   $   (738,234)
                                          ============    ============    ============    ============
(Loss) per common
        share .........................   $       (.07)   $       (.03)   $       (.15)   $       (.07)
                                          ------------    ------------    ------------    ------------
Weighted average number of
        shares of common stock
        outstanding ...................     11,589,655      11,590,989       9,653,459       9,658,291



           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1999
                                   (Unaudited)

                                                                                         Common Stock
                                                                                      Held in Treasury
                                     Common         Paid-in      Accumulated    ---------------------------
                                      Stock         Capital         Deficit          Shares          Amount           Total
                                     ------         -------      -----------    -----------------    ------           -----
Balance--November 30, 1998 ...   $     11,587    $ 17,150,547    $(18,989,501)         22,000   $    (75,625)   $ (1,902,992)

Exercise of stock options
      and warrants ...........              4          11,290                                                         11,294

Net loss for the six months
      ended May 31, 1999 .....                                      (861,962)                                       (861,962)

Elimination of put option
      related to shares issued
      November, 1998 .........                      4,021,991                                                      4,021,991
                                 ------------    ------------    ------------          ------   ------------    ------------
Balance--May 31, 1999 ........   $     11,591    $ 21,183,828    $(19,851,463)         22,000   $    (75,625)   $  1,268,331
                                 ============    ============    ============          ======   ============    ============




           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the Six     For the Six
                                                                                 Months Ended    Months Ended
                                                                                  May 31, 1999   May 31, 1998
                                                                                -------------  --------------
Cash flows from operating activities:
      Net (loss) ............................................................   $  (861,962)   $(1,499,449)
                                                                                -----------    -----------
Adjustments to reconcile net income to cash (used in) provided by operating activities:
      Depreciation and amortization .........................................       128,112        136,728
      (Increase) decrease in
          Accounts receivable ...............................................       122,450         16,864
          Inventory .........................................................        38,115        105,421
          Prepaid expenses and other current assets .........................        14,274         11,837
      Increase (decrease) in
          Accounts payable and accrued liabilities ..........................       (90,353)       (67,691)
      Other, net ............................................................       (33,040)        41,921
                                                                                -----------    -----------
      Total adjustments .....................................................       179,558        245,080
                                                                                -----------    -----------
                                                                                $  (682,404)   $(1,254,369)
                                                                                ===========    ===========
Cash flows from investing activities:
      Purchase of securities available for sale .............................    (1,000,000)          --
      Capital expenditures, net .............................................       (31,575)      (163,004)
                                                                                -----------    -----------
      Net cash provided by (used in) investing activities ...................   $(1,031,575)   $  (163,004)
                                                                                ===========    ===========
Cash flows from financing activities:
      Net proceeds from issuance of 8% Convertible Notes ....................                    1,955,805
      Proceeds from issuance of common stock ................................        11,293         15,225
                                                                                -----------    -----------
      Net cash provided by financing activities .............................   $    11,293    $ 1,971,030
                                                                                ===========    ===========
Net (decrease) increase in cash and cash equivalents ........................    (1,702,686)       553,657

Cash and cash equivalents at beginning of period ............................     2,075,179        640,266
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $   372,493    $ 1,193,923
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ..............................................................   $    10,048    $    15,201







           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

Note 1 - Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made to the prior years income statements in order to conform to the current year presentation. Approximately $403,000 and $170,000 was reclassed from selling, general and administrative expenses into cost of goods sold and research and development expenses for the six and three months ended May 31, 1999, respectively.

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

Note 2- Results of Operations

In the opinion of management, the financial statements for the six months ended May 31, 1999 and May 31, 1998 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the six months ended May 31, 1999 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1999.


Note 3 - Investments

                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized           Fair             Carrying
                                                    Cost             Gains            Losses             Value             Amount
                                                 ----------        ----------      ------------       ----------         -----------
Available-for-sale
      U.S. Treasury securities ................. $1,011,563        $     --        $   (11,563)       $1,000,000         $1,000,000
                                                 ----------        ----------      -----------        ----------         ----------
                                                 $1,011,563        $     --        $   (11,563)       $1,000,000         $1,000,000
                                                 ==========        ==========      ===========        ==========         ==========


Note 4 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                   May 31,    November 30,
                                    1999        1998
                                  --------   -------------
                                (Unaudited)

Raw materials (component parts)   $198,447      $216,350
Finished units ................    267,432       287,644
                                  --------      --------
                                  $465,879      $503,994
                                  ========      ========

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                   May 31,        November 30,
                                   1999             1998
                                 -----------      ------------
                                 (Unaudited)

Accounts payable trade ........   $189,471         $278,224
Deferred revenue ..............    144,888          156,813
Accrued payroll and commissions     73,524           78,539
Other accrued expenses ........     73,397           35,677
Interest Payable ..............     82,247             --
                                  --------         --------
                                  $563,527         $549,253
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



                                                                                           Period to Period Percentage Changes
                                       For the Six Months     For the Three Months     ---------------------------------------------
                                           Ended May 31,          Ended May 31,        For the Six Months      For the Three Months
                                       --------------------   ---------------------       Ended May 31,            Ended May 31,
                                         1999        1998       1999          1998        1999 Vs. 1998            1999 Vs. 1998
                                       ---------   --------   ---------     -------    -------------------     ---------------------
Sales (net) ..........................   100.0%      100.0%      100.0%      100.0%              4.4                     20.6
Cost of Sales ........................    50.8        59.3        46.0        61.3             (10.5)                    (9.6)
                                         -----      ------       -----      ------
Gross Profit .........................    49.2        40.7        54.0        38.7              26.1                     68.5
Selling, general and administrative ..   102.4       143.0        84.5       133.4             (25.2)                   (23.6)
Provision for uncollectible accounts .     -          12.3         -          11.2               *                        *
Research and development .............    27.6        34.7        22.6        32.2             (16.7)                   (15.4)
                                         -----      ------       -----      ------
(Loss) from continuing operations ....   (80.8)     (149.3)      (53.1)     (138.1)            (43.4)                   (53.7)
Interest expense .....................    (8.5)       (9.9)       (7.0)       (8.9)             (9.6)                    (6.0)
Other Income .........................     5.3         4.2         6.7         3.4              32.6                    137.3
                                         -----      ------       -----      ------
Net (loss) ...........................   (84.0)     (155.0)      (53.4)     (143.6)            (43.3)                   (55.2)
                                         =====      ======       =====      ======


SIX AND THREE MONTHS ENDED MAY 31, 1999 COMPARED WITH THE SIX AND THREE MONTHS ENDED MAY 31, 1998

Net sales for the six months ended May 31,1999 increased by 4.4% or approximately $43,000 when compared to the six months ended May 31,1998. Net sales for the three months ended May 31,1999 increased by 20.6% or approximately $106,000 when compared to the three months ended May 31,1998. This overall increase is primarily due to a 17% increase in revenue related to ohms|cad(R). The Company's focus has been primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC"). The Company expects revenue to increase during the subsequent quarters as new contracts for ohms|cad are completed. The Company has several contracts involving approximately 250,000 lives which are awaiting final documentation.

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

The Company's gross profit margin for the six months ended May 31, 1999 increased to 49.2% from 40.7% for the six months ended May 31, 1998. The Company's gross profit margin for the three months ended May 31, 1999 increased to 54% from 38.7% for the three months ended May 31, 1998. The increase was primarily due to the consolidation of the production and customer support operations related to the Company's capital equipment segment as well as the additional revenue earned through upgrading customer's software for the Year 2000.

Selling, general and administrative expenses for the six months ended May 31, 1999 decreased by approximately 25% or $349,000 compared to the six months ended May 31, 1998. Selling, general and administrative expenses for the three months ended May 31, 1999 decreased by approximately 24% or $162,000 compared to the three months ended May 31, 1998. This decrease was primarily due to the decrease in the level of selling costs related to the Company's capital equipment segment as well as overall cost containment. Management expects selling, general and administrative expenses to increase as new clients are added to the ohms|cad program.

Research and development expenses for the six months ended May 31, 1999 decreased by approximately 16.7% or $56,000 when compared to the corresponding six months ended May 31, 1998. Research and development expenses for the three months ended May 31, 1999 decreased by approximately 15.4% or $25,000 when compared to the corresponding three months ended May 31, 1998. During the past year the Company has focused its R&D efforts primarily on the development of new, advanced disease management software programs . These programs incorporate state of the art digital communications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cad system.

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

Liquidity and Capital Resources

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $21,000,000 less applicable expenses.

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

In connection with the sale of the shares, the Company granted certain rights to the purchasers, including registration rights and the right to cause the Company to purchase the shares at certain prices in certain events, such as bankruptcy, a default in payments or if the Company is no longer listed on the NASDAQ Small Cap Market.

On May 17, 1999 the agreement was amended to eliminate such redemption rights in exchange for 290,000 common stock purchase warrants exercisable at $1.67 per share and 200,000 warrants exercisable at $2.87 per share (subject to adjustment described below) until November 15, 2005 to be distributed pro rata among such holders. The exercise price of all the warrants issued and amended may be adjusted in certain circumstances to protect holders against dilution and will increase to $3.00 in the event the Company has executed binding contracts to manage 1,000,000 or more lives by August 31, 1999. The elimination of these redemption rights resulted in a significant increase to total stockholders' equity because such rights were previously characterized as temporary equity.

The Company had working capital of $1,604,989 at May 31, 1999 compared to $2,392,161 at November 30, 1998 and ratios of current assets to current liabilities of 3.9:1 and 5.4:1 as of November 30, 1998. The working capital decrease of approximately $787,000 was primarily due to the net loss of approximately $862,000 for the six months ended May 31, 1999.

The Company has anticipated that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balance over 90 days past due was 15.1% of the receivables balance at May 31, 1999 compared to 11.4% at November 30, 1998. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per member per month basis. The Company expects revenue to increase as it begins the utilization of ohms|cad with additional arrangements entered into during fiscal 1999.

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

NEED FOR ADDITIONAL CAPITAL As of May 31, 1999, the Company had approximately $1,372,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and recently experienced a reduction in negative cash flow. The Company expects the monthly negative cash flow to continue to decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. It remains the Company's policy to seek the minimum amount of capital required to finance existing contracts based on market conditions. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                 Form 8-K dated May 17, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Q-Med, Inc.




                                       By:_______________________________
                                       Michael W. Cox
                                       President
                                       Principal Executive and
                                       Financial Officer



Dated:  June 10, 1999