Form 10-Q
period 1999-08-31
Q MED INC
filed 1999-10-08
CIK 729213

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


     For the quarter ended: August 31, 1999 Commission file number: 0-11411


                                   Q-MED, INC.
              ----------------------------------------------------
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


The number of shares outstanding of the registrant's common stock on October 5, 1999: 12,238,781.

================================================================================

                                Q-MED, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                      August 31, 1999    November 30, 1998
                                                      ---------------    -----------------
                                                        (Unaudited)
ASSETS

Current assets
Cash and cash equivalents                               $    705,548      $  2,075,179
Investments                                                  539,120              --
Accounts receivable, net of
      allowance of approximately
      $492,000 and $500,000 respectively                     218,807           304,465
Inventories                                                  447,425           503,994
Prepaid expenses and other current assets                    165,061            57,776
                                                        ------------      ------------
                                                           2,075,961         2,941,414

Product software development costs                            15,250            34,856
Property and equipment, net                                  471,414           578,404
Other assets                                                 179,838           202,750
                                                        ------------      ------------
                                                        $  2,742,463      $  3,757,424
                                                        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                   $    695,072      $    549,253
                                                        ------------      ------------
                                                             695,072           549,253

Convertible long-term debt                                    50,000           950,000
Leases payable - long term                                    79,013           107,724
Deferred warranty revenue                                     26,003            31,448
                                                        ------------      ------------
                                                             850,088         1,638,425

Temporary equity-put option                                                  4,021,991
Stockholders' equity
      Common stock $.001 par value;
      20,000,000 shares authorized;
      12,238,781 and 11,586,321 shares
      issued and 12,216,781 and 11,564,321
      shares outstanding                                      12,239            11,587
Paid-in capital                                           23,070,467        17,150,547
Accumulated deficit                                      (21,101,638)      (18,989,501)
Accumulated other comprehensive income
Unrealized holding loss/gain on
available-for-sale securities                                (13,068)             --
                                                        ------------      ------------
                                                           1,968,000        (1,827,367)

Less:  treasury stock at cost, 22,000 common shares          (75,625)          (75,625)
                                                        ------------      ------------
Total stockholders' equity                                 1,892,375        (1,902,992)
                                                        ------------      ------------
                                                        $  2,742,463      $  3,757,424
                                                        ============      ============

                See Accompanying Notes to Consolidated Financial Statements

                                              Q-MED, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                       (Unaudited)

                                           For the Nine        For the Nine         For the Three       For the Three
                                           Months Ended        Months Ended         Months Ended        Months Ended
                                           August 31, 1999     August 31, 1998      August 31, 1999     August 31, 1998
                                           ---------------     ---------------      ---------------     ---------------
Revenue                                       1,552,366            1,443,299              540,513              474,291

Cost of revenue                                 814,639              828,036              300,510              253,867
                                            -----------          -----------          -----------          -----------

Gross profit                                    737,727              615,263              240,003              220,424

Selling, general and
       administrative expenses                1,628,949            1,959,737              593,030              575,037
Provision for uncollectible
       accounts                                    --                198,581                 --                 79,381
Research and development
       expenses                                 429,877              514,693              150,298              179,212

Debt conversion expense                         737,135                 --                737,135                 --
                                            -----------          -----------          -----------          -----------

Income (loss) from operations                (2,058,234)          (2,057,748)          (1,240,460)            (613,206)

Interest expense                               (112,563)            (141,255)             (26,515)             (46,056)
Other income                                     58,660               51,310                5,237               11,018
                                            -----------          -----------          -----------          -----------

Net (loss)                                  $(2,112,137)         $(2,147,693)         $(1,261,738)         $  (648,244)


Other comprehensive income (loss)
   Unrealized gains on securities
      Unrealized holding gains (losses)
      arising during period                     (13,068)                --            $    (1,505)         $      --
                                            -----------          -----------          -----------          -----------

Comprehensive (loss)                        $(2,125,205)         $(2,147,693)         $(1,263,243)         $  (648,244)
                                            ===========          ===========          ===========          ===========


(Loss) per common
       share                                $      (.18)         $      (.22)         $      (.11)         $      (.07)
                                            -----------          -----------          -----------          -----------

Weighted average number of
       shares of common stock
       outstanding                           11,605,548            9,655,493           11,636,988            9,659,519
                                            ===========          ===========          ===========          ===========


                               See Accompanying Notes to Consolidated Financial Statements

                                             Q-MED, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the Nine Months Ended August 31, 1999
                                                      (Unaudited)
                                                                                 Common Stock
                                                                                Held in Treasury
                                    Common       Paid-in     Accumulated       -------------------
                                     Stock       Capital       Deficit         Shares      Amount           Total
                                    -------    -----------   ------------      ------     --------        -----------
Balance--November 30, 1998          $11,587    $17,150,547   $(18,989,501)     22,000     $(75,625)       $(1,902,992)

Exercise of stock options
      and warrants                       12         32,948                                                     32,960

Issuance of shares in exchange
      for services                        6         19,869                                                     19,875

Elimination of put option related
      to convertible debt                        4,021,991                                                  4,021,991

Conversion of debt                      539        899,461                                                    900,000

Reinvestment of debt conversion
      expense                                      737,135                                                    737,135

Sale of common stock                     95        208,516*                                                   208,611

Net loss for the nine months
      ended August 31, 1999                                    (2,125,205)                                 (2,125,205)
                                    -------    -----------   ------------      ------     --------        -----------
Balance--August 31, 1999            $12,239    $23,070,467   $(21,114,706)     22,000     $(75,625)       $(1,892,375)
                                    =======    ===========   ============      ======     ========        ===========
* Net of fees of 41,389


                              See Accompanying Notes to Consolidated Financial Statements

                               Q-MED, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                          For the Nine Months Ended
                                                       ---------------------------------
                                                       August 31, 1999   August 31, 1998
                                                       ---------------   ---------------
Cash flows from operating activities:
       Net income (loss)                                 $(2,125,205)     $(2,147,693)
                                                         -----------      -----------
           Adjustments to reconcile net income
             to cash (used in) operating activities:
           Depreciation and amortization                     194,453          208,347
           Debt conversion expense                           737,135             --
           Changes in assets and liabilities:
             Decrease in accounts receivable                  85,658           12,686
             Decrease in inventories                          56,569          128,223
             Increase (decrease) in accounts payable
               and accrued liabilities                       145,819          (68,763)
             (Increase) in prepaid expenses and
               other assets                                 (107,285)         (45,821)
             Other, net                                      (32,747)          24,304
                                                         -----------      -----------
               Total adjustments                           1,079,602          258,976
                                                         -----------      -----------

             Net cash (used in) operating activities      (1,045,603)      (1,888,717)
                                                         ===========      ===========

Cash flows from investing activities:
           Purchase of securities                           (539,120)            --
           Capital expenditures, net                         (46,354)        (174,060)
                                                         -----------      -----------
           Net cash provided by investing activities        (585,474)        (174,060)
                                                         ===========      ===========

Cash flows from financing activities:
           Net proceeds from issuance of 8%
             Convertible Notes                                  --          1,955,805
           Net proceeds from issuance of common
             stock                                           261,446           15,225
                                                         -----------      -----------
           Net cash provided by financing activities         261,446        1,971,030
                                                         ===========      ===========

Net (decrease) increase in cash and cash equivalents      (1,369,631)         (91,747)

Cash and cash equivalents at beginning of period           2,075,179          640,266
                                                         -----------      -----------

Cash and cash equivalents at end of period               $   705,548      $   548,519
                                                         ===========      ===========

Supplemental disclosure of cash flow information:
           Cash paid during the period for:
             Interest                                    $    13,955      $    21,255

Non-cash investing and financing activities:

     In August 1999, the holders of $950,000 principal amount of the company's 16% Convertible Notes converted $900,000 principal into 538,922 shares of common stock.


           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

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

Note 2- Results of Operations

In the opinion of management, the financial statements for the nine months ended August 31, 1999 and August 31, 1998 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1999 are not necessarily indicative of the results which may be expected for the full year ended November 30, 1999.

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                      August 31,             November 30,
                                      1999                   1998
                                      ----------------       ----------------
                                      (Unaudited)

Raw materials (component parts)       $        205,266       $        216,350
Finished units                                 242,159                287,644
                                      ----------------       ----------------
                                      $        447,425       $        503,994
                                      ================       ================

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                              August 31,           November 30,
                                              1999                 1998
                                              ----------           ----------
                                              (Unaudited)

Accounts payable trade                        $  181,169           $  278,224
Deferred warranty revenue                        119,652              156,813
Accrued payroll and commissions                  141,671               78,539
Other accrued expenses                           134,656               29,430
Interest Payable                                 117,924                6,247
                                              ----------           ----------
                                              $  695,072           $  549,253
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

                                                                                       Period to Period Percentage Changes
                                    For the Nine Months    For the Three Months      ------------------------------------------
                                      Ended August 31,        Ended August 31,       For the Nine Months   For the Three Months
                                    -------------------    --------------------        Ended August 31,       Ended August 31,
                                      1999      1998           1999     1998            1999 Vs. 1998         1999 Vs. 1998
                                     ------    ------        -------   ------        -------------------   --------------------

Revenue                               100.0%    100.0%        100.0%    100.0%             7.6                    14.0
Cost of revenue                        52.5      57.3          55.6      53.5             (1.6)                   18.3
                                     ------    ------        ------    ------
Gross profit                           47.5      42.7          44.4      46.5             19.9                     8.9
Selling, general and administrative   104.9     135.8         109.7     121.3            (16.9)                    3.1
Provision for uncollectible accounts   --        13.8          --        16.8              *                       *
Research and development               27.7      35.7          27.8      37.8            (16.5)                  (16.1)
Debt conversion expense                47.5      --           136.4      --                *                       *
                                     ------    ------        ------    ------
(Loss) from continuing operations    (132.6)   (142.6)       (229.5)   (129.4)            --                     102.3
Interest expense                       (7.3)     (9.8)         (5.0)     (9.7)           (20.3)                  (42.4)
Other Income                            3.8       3.6           1.0       2.4             14.3                   (52.5)
                                     ------    ------        ------    ------
Net (loss)                           (136.1)   (148.8)       (233.5)   (136.7)            (1.7)                   94.6
                                     ======    ======        ======    ======

* Not meaningful

NINE AND THREE MONTHS ENDED AUGUST 31, 1999 COMPARED WITH THE NINE AND THREE MONTHS ENDED AUGUST 31, 1998

Net sales for the nine months ended August 31, 1999 increased by 7.6% or approximately $110,000 when compared to the nine months ended August 31, 1998. Net sales for the three months ended August 31, 1999 increased by 14.0% or approximately $66,000 when compared to the three months ended August 31, 1998. This increase was primarily due to the addition of three health care providers to our ohms|cad program during fiscal 1999. The Company's management has focused primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC"). Revenue from the ohms|cad program increased by 20% for the nine months ended August 31, 1999 when compared to the prior year and 24% for the three months ended August 31, 1999 when compared to the three months ended August 31, 1998.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company began its enrollment of patients from CIGNA Healthcare of Massachusetts during August 1999 and has had discussions with other large providers to use its ohms|cad system within their organizations to effectively manage coronary artery disease. Included in the net loss of ($2,125,205) for the nine months ended August 31, 1999 was approximately ($1,085,000) from IHMC and ($737,135) as a non cash charge from the conversion of the 16% Convertible Notes due December 18, 2002.

The Company's gross profit margin increased to 47.5% during the nine months ended August 31, 1999 when compared to 42.7% for the nine months ended August 31, 1998. The Company's gross profit margin decreased to 44.4% during the three months ended August 31,1999 from 46.5% for the three months ended August 31, 1998. The nine month increase was primarily due to the additional revenue related to the ohms|cad program from three additional contracts. The three-month decrease was primarily due to the implementation costs related to one of these contracts. Management believes the gross profit margin will remain consistent for the remainder of the fiscal year.

Selling, general and administrative expenses decreased by 16.9% or approximately $331,000 for the nine months ended August 31, 1999 when compared to the nine months ended August 31, 1998. Selling, general and administrative expenses for the three months ended August 31, 1999 increased by 3.1% or approximately $18,000 when compared to the corresponding quarter of 1998. The overall decrease was primarily due to a reclassification of certain direct costs related to the ohms|cad program as well as reductions in overall administrative and sales-related expenses.

The provision for uncollectible accounts decreased by approximately $198,000 and $79,000 respectively for the nine and three months ended August 31, 1999.

Research and development expenses for the nine months ended May 31, 1999 decreased by 16.5% and 16.1% or approximately $85,000 and $29,000, respectively when compared to the corresponding periods of the prior year. This decrease is primarily due to management's efforts at cost reductions while continuing to develop new products and applications.

The Company reported a one-time debt conversion expense for the nine and three month periods ended August 31, 1999 of $737,135. This non-cash charge resulted from the conversion of $900,000 of debt held by the Galen Funds to equity at a price of $1.67 per share rather than the conversion price of $3.6875 originally set at the time the Note was issued. This conversion is discussed in more detail under "Liquidity and Capital Resources". Without the debt conversion expense, net losses for the nine and three month periods ended August 31, 1999 would have been $1,388,070 and $526,108 compared to $2,147,693 and $648,244 reported in the same periods of the prior year.

The Company has conducted a review of its computer systems and products to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Certain of the Company's products will require a software upgrade to resolve the problem. The Company has developed and has implemented a Year 2000 upgrade for each of its products where warranted. All related expenses to develop this upgrade have been charged to research and development expense as incurred.

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

Liquidity and Capital Resources

To date, the Company's principle sources of working capital have been provided by proceeds from public and private placements of securities, operations and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $23,000,000 less applicable expenses.

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

On May 17, 1999 the agreement was amended to eliminate such redemption rights in exchange for 290,000 common stock purchase warrants exercisable at $1.67 per share and 200,000 warrants exercisable at $2.87 per share until November 15, 2005 to be distributed pro rata among such holders. The exercise price of all the warrants issued and amended may be adjusted in certain circumstances to protect holders against dilution. The elimination of these redemption rights resulted in a significant increase to total stockholders' equity because such rights were previously characterized as temporary equity.

On August 25, 1999, the holders of $950,000 principal amount of the Company's 16% Convertible Notes due December 18, 2002 (the "Notes") converted $900,000 of the principal into 538,922 shares of common stock and 500,000 common stock purchase warrants exercisable at $1.67 per share (subject to adjustment in the manner described below) until November 15, 2002. In addition, Galen Partners III, L.P., a Delaware limited partnership, Galen Partners International III, L.P., a Delaware limited partnership, and Galen Employee Fund III, L.P., a Delaware limited partnership (collectively the "Galen Funds") invested an additional $250,000 in exchange for 95,238 shares of the Company's common stock and 75,000 common stock purchase warrants exercisable at $1.67 per share until November 15, 2002. The exercise price of all the warrants issued and amended may be adjusted in certain circumstance to protect the holders against dilution. The note purchase agreements between the Company and the funds represented by Galen were further amended to limit the Company's ability to prepay the remaining $50,000 principal and $118,407.34 due on the Notes and to reduce the conversion price of the Notes to $2.87. In the event the closing price of the Company's common stock equal or exceeds $8.61 for twenty consecutive days and the average trading volume during the two weeks preceding the notice of redemption is equal or greater than 100,000 shares per week then the Notes may be redeemed by the Company at the following prices

           Year      Redemption Price
           ----      ----------------

           1999      104%
           2000      103%
           2001      102%
           2002      100%

The Notes continue to bear interest at the rate of 16% per annum on the remaining principal (which is capitalized annually and due upon maturity) and payment is secured by a lien on substantially all of the Company's assets.

The Company had working capital of $1,380,889 at August 31, 1999 compared to $2,392,161 at November 30, 1998 and ratios of current assets to current liabilities of 3.0:1 as of August 31, 1999 and 5.4:1 as of November 30, 1998. The working capital decrease of approximately $1,010,000 was primarily due to the accumulated losses during the nine months ending August 31, 1999 of approximately ($1,388,000) reduced by the sale of common stock of approximately $210,000.

The Company has anticipated that funds generated from operations, together with cash and investments, should be sufficient to meet its working capital requirements for the current year. See "Need for Additional Capital".

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors.

The Company's receivables balances over 90 days past due was 14.8% of the receivables balance at May 31, 1999 compared to 11.4% at November 30, 1998. The Company is aggressively seeking payment arrangements on these overdue amounts.

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

     NEED FOR ADDITIONAL CAPITAL As of August 31, 1999, the Company had approximately $1,245,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and expects the negative cash flow will decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                     None.


      Item 5.        Other Information

                     None.

      Item 6.        Exhibits and Reports on Form 8-K

                     (a)    Exhibits
                            None

                     (b)    Reports of Form 8-K
                            Form 8-K report dated August 25, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Q-Med, Inc.


                                   By:_______________________
                                   Michael W. Cox
                                   President
                                   Principal Executive and
                                   Financial Officer


Dated: October 5, 1999