Form 10-K
period 1999-11-30
Q MED INC
filed 2000-02-25
CIK 729213

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

      As of February 18, 2000, the aggregate value of the registrant's voting stock held by non-affiliates was $85,794,405 (computed by multiplying the last reported sale price on February 18, 2000 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

      As of February 18, 2000, there were 12,264,781 shares of the registrant's common stock, $.001 par value, issued and outstanding.

      Documents incorporated by reference:

      Document                                        Form 10-K Reference
      --------                                        -------------------

      Portions of the Registrant's Proxy                     III
      Statement for its 2000 Annual Meeting
      (to be filed in definitive form within
      120 days of the Registrant's Fiscal
      Year End)

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

      Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      The Company is exploring alliances with other companies which are seeking to provide disease management services in an effort to provide more comprehensive monitoring and permit the management of a wider range of conditions that are related to CAD. The Company expects that such alliances will permit the Company to tailor disease management solutions for the needs of various managed care organizations. In addition, the Company is developing internet based solutions for the management of CAD. The Company believes it is well positioned to exploit the growing market for internet based health care solutions for managed care organizations, physicians and the patient as a result of its leadership in the development and implementation of on-line CAD management systems.

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

Marketing

      The Company directly markets its ohms|cad service to health maintenance organizations, large physician practice groups and similar managed care organizations through its sales staff. Marketing efforts are conducted and coordinated by the Company's President and other senior management personnel, and with the aid, where appropriate, of certain independent consultants. In addition, the Company generally pursues business opportunities through the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a managed care organization, with a number of companies responding and receives unsolicited requests for proposals. The Company utilizes demographic and cost of service data from the managed care provider and statistical information concerning the cost savings that can be realized by utilizing the ohms|CAD system to conduct an initial cost analysis to further determine program feasibility . As part of the Company's sales efforts, management meets with appropriate personnel from the managed care organization making the request to best determine the organization's needs. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualification and the price at which the bidder is willing to provide the services. The Company sometimes engages independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, some managed care organizations may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided. The Company also attends and promotes its services at key conferences throughout the United States where potential clients are present.

      The marketing and sales of the Company's devices to primary care physicians, hospitals and other health care providers are conducted through distributors.

Warranty

      The Company extends end-users of purchased or leased devices a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Extended warranty sales represented 16.1% and 13.5% of net sales for fiscal 1999 and 1998, respectively. If there has been equipment malfunction, the Company's warranty provides for the repair or replacement of the equipment. The average unit cost of repair is minimal. During fiscal 1999 and 1998, the Company replaced three and two monitors respectively that could not be repaired pursuant to its warranty programs.

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

Principal Customers

      During fiscal 1999, 1998 and 1997 one customer accounted for 21%, 15% and 18% of net sales respectively.

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

      The Company believes that direct competition in ambulatory ischemic monitors; products for testing autonomic function; and interpretive ECG may, in the future, come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

Research and Development

      In fiscal 1999, 1998, and 1997, the Company expended $571,449, $486,843 and $551,681 respectively, for research and development. During these years, research and development was primarily focused on the development of an advanced version of the ohms|cad system.

      Management expects to continue to develop new products, as well as enhance its existing products and has budgeted approximately 10% of anticipated revenue for such product development in fiscal 2000.

Patent Protection and Proprietary Information

      The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. The Company's Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (No. 1281081) and Spain (No. 547040) and has additional patent applications pending in other countries. The Company received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to the Company's technology begin expiring in 2004.

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

      The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations. However, until these regulations become final, possible changes in these regulations could cause us to use additional resources and lead to delays as we revise our operations.

      To our knowledge and other than what we have described in this statement and other than occupational health and safety laws and labor laws which are generally applicable to most companies, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products. We cannot, of course, predict what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

Employees

      The Company, as of January 31, 2000, had 31 full time employees. Of these full time employees, 3 were executives, 4 were engaged in sales supervisory capacities, 3 in marketing, 6 in product development, 2 in production, 5 in technical support, 4 on-site coordinators and 4 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees are good.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Stockholders was held on October 4, 1999, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on September 30, 1999, the record date of the meeting, was 12,238,781 of which 11,011,781 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

            Michael W. Cox
            David Feldman
            Richard I. Levin
            Robert A. Burns
            A. Bruce Campbell
            Herbert H. Sommer

      The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                             For         Against      Abstain

      To approve the Company's
        1999 Equity Incentive Plan        5,151,210      169,129       24,498

      To ratify the selection of
        Auditors                         10,985,278       17,275        6,100

      A proposal to amend the Company's certificate of incorporation to authorize a class of "blank check" preferred stock was not passed by the requisite vote of a majority of the shares issued and outstanding as follows:

                                             For         Against     Abstain

      To amend the Company's
        Certificate of Incorporation      5,507,019      280,397      7,150

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

      Market for the Registrant's Common Stock and related stockholder matters as set forth on page 29 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

      Selected financial data as set forth on page 7 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's discussion and analysis of financial condition and results of operations as set forth on pages 8 to 13 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      Financial statements and supplementary data as set forth on pages 14 to 28 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.

      Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1999 and is incorporated herein by reference.

Item 11. Executive Compensation.

      Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1999 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

       Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 1999 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1) Financial Statements.

      Description

      Independent Auditors Report

      Consolidated Balance Sheets as of November 30, 1999 and
      1998

      Consolidated Statement of Operations for each of the three years ended November 30, 1999, 1998 and 1997

      Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 1999, 1998 and 1997

      Consolidated Statement of Cash Flow for each of the three years ended November 30, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      Schedules have been omitted because they are not applicable.

      (b)  Reports on Form 8-K.

      None.

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

    3.4           By-Laws as in effect on July 1, 1987
                  (Exhibit 3.3 to the Company's Report on
                  Form 10-Q dated May 31, 1987)                 I/B/R

    3.5           Amendment to By-Laws dated December 18,
                  1997 Exhibit 3.5 to the Company's Form
                  10-K Report dated November 30, 1997)          I/B/R

    4.1           Specimen of Stock Certificate (Exhibit
                  4.1 to the Company's Report on Form 10-K
                  dated November 30, 1989)                      I/B/R

    4.2           Note Purchase Agreement between Q-Med,
                  Inc. and Galen Partners III, L.P., Galen
                  Partners International III, L.P., Galen
                  Employee Fund III, L.P. dated as of
                  December 18, 1997 (Exhibit 4.1 to the
                  Company's Report on Form 8-K dated
                  December 18, 1997)                            I/B/R

    4.3           Registration Rights Agreement between
                  Q-Med, Inc. and Galen Partners III,
                  L.P., Galen Partners International III,
                  L.P., and Galen Employee Fund III, L.P.
                  dated as of December 18, 1997 (Exhibit
                  4.3 to the Company's report on Form 8-K
                  dated December 18, 1997)                      I/B/R

    4.4           Form of 16% Convertible Subordinated
                  Note (Exhibit 99.2 to the Company's
                  report on Form 8-K dated November 16,
                  1998)                                         I/B/R

    4.5           Form of Warrant Agreement dated November
                  16, 1998 (Exhibit 99.6 to the Company's
                  report on Form 8-K dated November 16,
                  1998)                                         I/B/R

    4.6           Form of common stock purchase warrants
                  exercisable at $1.67 per share until
                  November 15, 2005 (Exhibit 4.1 to the
                  Company's report on Form 8-K dated May
                  17, 1999)                                     I/B/R

    4.7           Form of common stock purchase warrants
                  exercisable at $2.87 per share until
                  November 15, 2005 (Exhibit 4.2 to the
                  Company's report on Form 8-K dated May
                  17, 1999)                                     I/B/R

    4.8           Form of common stock purchase warrants
                  exercisable at $2.625 per share until
                  November 15, 2005 (Exhibit 4.2 to the
                  Company's report on Form 8-K dated
                  August 25, 1999)                              I/B/R

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

    10.3          Securities Purchase Agreement dated May
                  6, 1996 between Q-Med, Inc. and S.R. One
                  Limited (Exhibit 10.9 to the Company's
                  Form 10-K Report dated November 30,
                  1996, as amended)                             I/B/R

    10.4          Registration Rights Agreement dated May
                  6, 1996 between Q-Med, Inc. and S.R. One
                  Limited (Exhibit 10.10 to the Company's
                  Form 10-K Report dated November 30,
                  1996, as amended)                             I/B/R

    10.5          Q-Med, Inc. 1997 Equity Incentive Plan
                  (Exhibit 10.11 to the Company's Form
                  10-K Report dated November 30, 1998)          I/B/R

    10.6          Amendment dated as of November 15, 1998
                  to Note Purchase Agreement between
                  Q-Med, Inc. and Galen Partners III,
                  L.P., Galen Partners International III,
                  L.P., Galen Employee Fund III, L.P.
                  dated as of December 18, 1997 (Exhibit
                  99.1 to the Company's report on Form 8-K
                  dated November 16, 1998)                      I/B/R

    10.7          Form of Registration Rights Agreement
                  between Q-Med, Inc. and several
                  stockholders dated as of November 15,
                  1998 (Exhibit 99.3 to the Company's
                  report on Form 8-K dated November 16,
                  1998)                                         I/B/R

    10.8          Form of Option Agreement between the
                  Company and several stockholders dated
                  as of November 16, 1998 (Exhibit 99.5 to
                  the Company's report on Form 8-K dated
                  November 15, 1998)                            I/B/R

    10.09         Amendment dated December 16, 1998 to
                  Employment Agreement between the Company
                  and Michael W. Cox (Exhibit 10.11 to the
                  Company's Form 10-K for year ended
                  November 30, 1998)                            I/B/R

    10.10         Amendment of option agreement dated May
                  17, 1999 (Exhibit 99.1 to the Company's
                  report on Form 8-K dated May 17, 1999)        I/B/R

    10.11         Second Amendment dated as of August 25,
                  1999 to Note Purchase Agreement between
                  qmed, Inc. and Galen Partners III, L.P.,
                  Galen Partners International III, L.P.,
                  Galen Employee Fund III, L.P. dated as
                  of December 18, 1997 (Exhibit 99.1 to
                  the Company's report on Form 8-K dated
                  August 25, 1999)                              I/B/R

    10.12         Securities Purchase Agreement between
                  qmed, Inc. and Galen Partners III, L.P.,
                  Galen Partners International III, L.P.,
                  Galen Employee Fund III, L.P. dated as
                  of August 25, 1999 (Exhibit 99.2 to the
                  Company's report on Form 8-K dated
                  August 25, 1999)                              I/B/R

    10.13         Qmed, Inc. 1999 Equity Incentive Plan
                  (Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8
                  (333-93697) filed December 28, 1999)          I/B/R

    11            None

    13*           Q-Med, Inc. 1999 Annual Report.

    16            None.

    18            None.

    20.1          Notice of consent requested and given to
                  award certain option agreements (Exhibit
                  20.1 to the Company's report on Form 8-K
                  dated May 17, 1999)                           I/B/R

    21*           Subsidiaries of Registrant

    22            None.

    23*           Consent of Amper, Politziner & Mattia

    24            None.

    27*           Financial Data Schedule

-------

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

Dated: February 25, 2000               Q-MED, INC.


                                        By: /s/ Michael W. Cox
                                            ------------------------------------
                                            Michael W. Cox, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                             Capacity                      Date


/s/ Michael W. Cox            President and Treasurer        February 25, 2000
------------------------      (Principal Executive and
Michael W. Cox                Financial Officer)


/s/ Richard I. Levin          Director                       February 25, 2000
------------------------
Richard I. Levin


/s/ Robert A. Burns           Director                       February 25, 2000
------------------------
Robert A. Burns


/s/ David Feldman             Director                       February 25, 2000
------------------------
David Feldman


/s/ Herbert H. Sommer         Director                       February 25, 2000
------------------------
Herbert H. Sommer


/s/ A. Bruce Campbell         Director                       February 25, 2000
------------------------
A. Bruce Campbell


/s/ Debra A. Fenton           Controller                     February 25, 2000
------------------------
Debra A. Fenton

                                  EXHIBIT INDEX

Exhibit                                                          Sequential
  No.                                                            Page No.
-------                                                          --------

13                Q-Med, Inc. 1999 Annual Report

21                Subsidiaries of Registrant

23                Consent of Amper, Politziner & Mattia

27                Financial Data Schedule

----------