Form 10-Q
period 2000-02-29
Q MED INC
filed 2000-04-06
CIK 729213

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


  For the quarter ended: February 29, 2000 - Commission file number: 0-11411


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


The number of shares outstanding of the registrant's common stock on March 31, 2000: 12,611,741

================================================================================


                          Q-MED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                     February 29,      February 29,
                                                     2000              2000
                                                     Proforma          Actual           November 30,
                                                     (Unaudited)       (Unaudited)      1999
                                                     -------------     -------------    -------------
ASSETS

Current assets
     Cash and cash equivalents                       $   2,710,951     $     725,951    $     794,430
     Accounts receivable, net of allowances of
       approximately $41,000 and $116,000                   80,465            80,465          170,657
     Inventories                                           324,704           324,704          372,742
     Prepaid expenses and other current assets              94,013            94,013           34,656
                                                     -------------     -------------    -------------
                                                         3,210,133         1,225,133        1,372,485

Property and equipment, net                                418,218           418,218          440,555
Product software development costs                           2,178             2,178            8,714
Other assets                                               140,301           140,301          144,296
                                                     -------------     -------------    -------------
                                                     $   3,770,830     $   1,785,830    $   1,966,050
                                                     -------------     -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses           $     558,443     $     558,443    $     680,817
                                                     -------------     -------------    -------------
                                                           558,443           558,443          680,817

Convertible long-term debt                                 170,373           170,373           50,000
Leases payable, long term                                   66,764            66,764           68,902
Deferred warranty revenue                                   22,182            22,182           24,542
                                                     -------------     -------------    -------------
Total liabilities                                          817,762           817,762          824,261

Stockholders' equity
     Common stock $.001 par value; 20,000,000
       shares authorized; 12,587,995
       proforma, 12,302,281 and 12,258,781
       shares issued and 12,565,995
       proforma, 12,280,281 and
       12,236,781 shares outstanding                        12,572            12,286           12,259
     Paid-in capital                                    25,143,055        23,158,341       23,098,930
     Accumulated deficit                               (22,126,934)      (22,126,934)     (21,893,775)
                                                     -------------     -------------    -------------
                                                         3,028,693         1,043,693        1,217,414

     Less treasury stock at cost, 22,000 common
       shares                                              (75,625)          (75,625)         (75,625)

     Total stockholders' equity                          2,953,068           968,068        1,141,789
                                                     -------------     -------------    -------------
                                                     $   3,770,830     $   1,785,830    $   1,966,050
                                                     -------------     -------------    -------------

           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 For the Three    For the Three
                                                 Months Ended     Months Ended
                                                 February 29,     February 28,
                                                     2000             1999
                                                 -----------      -----------
Net sales                                        $   530,389      $   392,218

Cost of sales                                        296,987          229,146
                                                 -----------      -----------
Gross profit                                         233,402          163,072

Selling, general and administrative expenses         628,818         512,126
Provision for doubtful accounts                           --               --
Research and development expenses                    133,557          139,645
                                                 -----------      -----------
(Loss) from operations                              (528,973)        (488,699)

Other income - sale of tax benefits                  309,256           12,064
Interest expense                                     (13,442)         (43,138)
                                                 -----------      -----------
Net (loss)                                          (233,159)        (519,773)

Other comprehensive income (loss)
   Unrealized gains on securities
     Unrealized holding gains (losses)
     arising during period                                --           (5,003)
                                                 -----------      -----------
Comprehensive (loss)                             $  (233,159)     $  (524,776)


(Loss) per common share                          $      (.02)     $      (.05)
                                                 -----------      -----------

Weighted average number of shares
   of common stock outstanding                    12,267,929       11,588,291
                                                 -----------      -----------





           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 29, 2000
                                   (Unaudited)




                                                                                    Common Stock
                                Common         Paid-in        Accumulated           Held in Treasury
                                Stock          Capital        Deficit               Shares      Amount          Total
                                ------------   ------------   ------------          ------   ------------    ------------
Balance--November 30, 1999      $     12,259   $ 23,098,930   $(21,893,775)         22,000   $    (75,625)   $  1,141,789

Exercise of stock options                 27         59,411                                                        59,438
Net loss for the three months
     ended February 29, 2000                                      (233,159)                                      (233,159)

                                ------------   ------------   ------------          ------   ------------    ------------
Balance--February 29, 2000      $     12,286   $ 23,158,341   $(22,126,934)         22,000   $    (75,625)   $    968,068
                                ------------   ------------   ------------          ------   ------------    ------------












           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Three    For the Three
                                                                       Months Ended     Months Ended
                                                                       February 29,     February 28,
                                                                       2000             1999
                                                                       -----------      -----------
Cash flows from operating activities:
     Net (loss)                                                        $  (233,159)     $  (524,776)
                                                                       -----------      -----------

Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
     Depreciation and amortization                                          61,170           69,737
     (Increase) decrease in
         Accounts receivable                                                90,192           41,992
         Inventory                                                          48,038           19,390
         Prepaid expenses and other current assets                         (59,357)         (36,072)
     Increase (decrease) in
         Accounts payable and accrued liabilities                           (2,001)          54,887
     Other, net                                                             (4,594)         (25,388)
                                                                       -----------      -----------
     Total adjustments                                                     133,448          124,546
                                                                       -----------      -----------
                                                                       $   (99,711)     $  (400,230)
                                                                       ===========      ===========

Cash flows from investing activities:
     Purchase of investments                                                  --         (1,006,560)
     Capital expenditures, net                                             (28,206)         (18,611)
                                                                       -----------      -----------
     Net cash (used in) provided by investing activities               $   (28,206)     $(1,025,171)
                                                                       ===========      ===========

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 59,438           11,293
                                                                       -----------      -----------
                                                                       $    59,438      $    11,293
                                                                       ===========      ===========

Net change in cash and cash equivalents                                    (68,479)      (1,414,108)

Cash and cash equivalents at beginning of period                           794,430        2,075,179
                                                                       -----------      -----------

Cash and cash equivalents at end of period                             $   725,951      $   661,071
                                                                       ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                          $     4,379      $     5,138


Non cash operating and financing activities:
On December 18, 1999, the Company capitalized $120,373 of accrued interest from the note payable



           See Accompanying Notes to Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

Note 1 - Proforma Balance Sheet

The purpose of the proforma balance sheet is to reflect the sale of common stock subsequent to the balance sheet date as if it was obtained on February 29, 2000 (See Note 7).

Note 2 - Summary of Significant Accounting Policies

Comprehensive Income

As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes to equity except those resulting from investments by or distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement had no material effect on the Company's financial position or results of operations.

Note 3 - Results of Operations

In the opinion of management, the financial statements for the three months ended February 29, 2000 and February 28, 1999 include all adjustments and accruals necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results which may be expected for the full year ended November 30, 2000.

Note 4 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                        February 29,           November 30,
                                        2000                   1999
                                        (Unaudited)
                                        -------------          -------------
     Raw materials (component parts)    $     150,802          $     167,902
     Finished units                           173,902                204,840
                                        -------------          -------------
                                        $     324,704          $     372,742
                                        =============          =============


Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                        February 29,           November 30,
                                        2000                   1999
                                        (Unaudited)
                                        -------------          -------------
     Accounts payable trade             $     154,934          $     325,477
     Deferred warranty revenue                120,843                135,109
     Accrued payroll                          161,033                 96,626
     Other accrued expenses                   121,633                123,605
                                        -------------          -------------
                                        $     558,443          $     680,817
                                        =============          =============


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


Note 7 - Subsequent Event

On March 17, 2000, the Company received $2,000,000 (less certain legal costs associated with the transaction) from Quest Diagnostics, Inc. in exchange for 285,714 shares of common stock. Quest is the nation's leading provider of clinical testing, information and services.

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                   Period to Period Percentage Changes
                                            For the Three Months         For the Three Months Ended
                                            Ended February 29, 2000      February 29, 2000 and
                                            and February 28, 1999        February 28, 1999
                                            2000        1999                2000 vs. 1999
                                            ----        ----                -------------
     Sales (net)                            100.0%      100.0%                   35.2
     Cost of sales                           56.0        58.4                    29.6
                                            -----       -----
     Gross profit                            44.0        41.6                    43.1
     Selling, general and
        administrative                      118.6       130.6                    22.8
     Provision for doubtful accounts          -           -                       -
     Research and development                25.2        35.6                    (4.4)
                                            -----       -----
     Loss from continuing
        operations                          (99.8)     (124.6)                    8.2
     Other income                            58.3         1.8                  2463.5
     Interest expense                        (2.5)      (11.0)                  (68.8)
                                            -----       -----
     Net loss                               (44.0)     (133.8)                  (55.6)
                                            =====      ======


THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 28, 1999

Net sales for the three months ended February 29, 2000 increased by 35.2% or approximately $138,000 when compared to the three months ended February 28,1999. This increase is primarily due to the addition of two health care providers during the latter half of 1999. During the first quarter, the Company entered into arrangements with two additional health care providers to provide its ohms|cad(R) disease management services. The first, CHA in Kentucky, has begun operations during March 2000 and the second, DakotaCare in South Dakota is scheduled to begin during April 2000. Revenue for the second quarter will increase as a result of these contracts.

The Company received approximately $309,000 in cash during December 1999 from the sale of state tax benefits which is included in other income and reduced the Company's net loss significantly. Subsequent to February 29, 2000 the Company received $2,000,000 as an investment from Quest Diagnostics, Inc. (See Liquidity and Capital Resources) which is reflected in the proforma column on the balance sheet.

Revenues received through Interactive Heart Management Corp. (IHMC(R)), qmed's wholly owned subsidiary, are structured on a contractual basis whereby the Company receives a payment from physician groups and health management organizations calculated as a percentage of the reduction of the organization's costs of providing care for CAD patients. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The savings derived are distributed to the Company on a predetermined basis by the contracting organization. From inception of the contract, the Company receives a monthly pre-payment of a portion of the estimated savings. Such pre-payments are recorded as revenue. Once the actual reduction of cost is calculated, the pre-payments are subtracted and any additional savings distribution owed to the Company is billed and recorded at that time.

The Company has continued to aggressively market ohms|cad to leading health care providers throughout the United States. The Company has had discussions with large providers to use its ohms|cad system on a national scale within their organizations to effectively manage coronary artery disease.

The Company's gross profit margin increased to 44% during the three months ended February 29, 2000 from 41.6% for the three months ended February 28, 1999. The increase was primarily due to the increase in revenue from the Company's disease management segment.

Selling, general and administrative expenses for the three months ended February 29, 2000 increased by approximately $116,000 or 22.8% compared to the three months ended February 28, 1999. This increase was primarily due to the increase in the level of selling activity related to the Company's disease management segment. Management expects selling, general and administrative expenses to continue to increase as a result of the implementation of the two new health plans during the second quarter of 2000.

Research and development expenses for the three months ended February 29, 2000 decreased by approximately 4.4% when compared to the corresponding first quarter of 1999. The Company continues to invest in the development and improvement of its products, including its ohms|cad software applications, internal and external data analysis as well as an internet connection.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $22,000,000 less applicable expenses.

On March 17, 2000, Quest Diagnostics, Inc purchased 285,714 shares of the Company's common stock for $2,000,000. Quest is the nation's leading provider of clinical testing, information and services.

On December 18, 1997, the Company sold 8% Convertible Notes, due December 18, 2002, (the "Notes") in the principal amount of $2,000,000 in a private placement to Galen Partners III, L.P., a Delaware limited partnership, Galen Partners International III, L.P., a Delaware limited partnership, and Galen Employee Fund III, L.P., a Delaware limited partnership (collectively the "Galen Funds"). Interest on the notes accrued monthly. On November 16, 1998, the Company sold an aggregate of 1,926,702 shares of its common stock for $3,217,626 in a private placement to investors led by the same three investors that purchased the Notes. The Company received gross cash proceeds of $2,020,936 from the sale of shares and the balance was paid by converting $1,050,000 of $2,000,000 principal amount of the Notes and accrued interest of $146,663 into shares of common stock. The remaining $950,000 principal amount of the Notes were amended to increase the interest rate to 16% per annum, and to grant to Noteholders a security interest in substantially all of the Company's assets. Interest on the Notes is capitalized annually and will be due at maturity. The Company may redeem the Notes for cash or common stock for certain premiums and subject to conditions contained in the amended Note Agreement. The Company is required to redeem the Notes at higher premiums in the event of a change of control. The Note Agreement prohibits the Company from paying dividends until the Notes are paid.

In connection with the sale of the shares, the Company granted certain rights to the purchasers, including registration rights and the right to cause the Company to purchase the shares at the following prices in certain events, such as bankruptcy, a default in payments or if the Company is no longer listed on the NASDAQ Small Cap Market.

On May 17, 1999, the agreement was amended to eliminate such redemption rights in exchange for 290,000 common stock purchase warrants exercisable at $1.67 per share and 200,000 warrants exercisable at $2.87 per share until November 15, 2005 to be distributed pro rata among such holders. The exercise price of all the warrants issued and amended may be adjusted in certain circumstances to protect holders against dilution. The elimination of these redemption rights resulted in a significant increase to total stockholders' equity because such rights were previously characterized as temporary equity.

On August 25, 1999, the holders of $950,000 principal amount of the Notes converted $900,000 of the principal into 538,922 shares of common stock and 500,000 common stock purchase warrants exercisable at $1.67 per share (subject to adjustment in the manner described below) until November 15, 2002. In addition, the Galen Funds invested an additional $250,000 in exchange for 95,238 shares of the Company's common stock and 75,000 common stock purchase warrants exercisable at $2.625 per share until November 15, 2002. The exercise price of all the warrants issued and amended may be adjusted in certain circumstances to protect the holders against dilution. The note purchase agreements between the Company and the funds represented by Galen were further amended to limit the Company's ability to prepay the remaining $50,000 principal and $118,407.34 of accrued interest due on the Notes and to reduce the conversion price of the Notes to $2.87. In the event the closing price of the Company's common stock equals or exceeds $8.61 for twenty consecutive days and the average trading volume during the two weeks preceding the notice of redemption is equal or greater than 100,000 shares per week then the Notes may be redeemed by the Company at the following prices.

         Year     Redemption Price

         2000     103%
         2001     102%
         2002     100%

The Notes continue to bear interest at the rate of 16% per annum on the remaining principal (which is capitalized annually and due upon maturity) and payment is secured by a lien on substantially all of the Company's assets. As of December 18, 1999 the principal amount of the Notes was $170,373.

The Company had working capital of $666,690 at February 29, 2000 compared to $691,668 at November 30, 1999 and ratios of current assets to current liabilities 2.2:1 and 2.1:1 as of November 30, 1999.

As a result of the investment by Quest Diagnostics, the Company had proforma working capital of $2,651,690 at February 29, 2000 compared to $691,668 at November 30, 1999 and a proforma ratio of current assets to current liabilities of 5.7:1 compared to 2.1: as of November 30, 1999.

The Company has anticipated that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. The Company's receivables balances over 90 days past due was 9.2% of the receivables balance at February 29, 2000 compared to 16.8% at November 30, 1999. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per member per month basis. The Company expects revenue to increase as it begins the utilization of ohms|cad with CHA in Kentucky and DakotaCare in South Dakota during the second quarter as well as additional arrangements entered into during fiscal 2000.

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

NEED FOR ADDITIONAL CAPITAL As of February 29, 2000, the Company had approximately $726,000 of cash and short term investments. During March 2000, the Company received a $2,000,000 investment from Quest Diagnostics. Although the Company has experienced negative cash flows since fiscal 1995, management expects the negative cash flow to continue to decrease significantly as increased service revenue is generated under agreements to provide ohms|cad services. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. Currently, the market capitalization of the Company is in excess of $100 million and management is confident it has sufficient access to external financing sources, if necesssary.

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

PART II - OTHER INFORMATION


     Item 1.      Legal Proceedings

                  No change from previous filing.

     Item 2.      Changes in Securities and Use of Proceeds

                  On March 17, 2000, Quest diagnostics Ventures, LLC, the venture capital affiliate of Quest Diagnostics, Inc., purchased 285,714 shares of the Company's common stock in a directly negotiated private placement. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) and Rule 506 of Regulation D, thereunder.

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

                                                    Q-Med, Inc.


                                                    By:
                                                       -------------------------
                                                    Michael W. Cox
                                                    President
                                                    Principal Executive and
                                                    Financial Officer











Dated:  April 3, 2000