Form 10-Q
period 2000-05-31
Q MED INC
filed 2000-07-14
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the quarter ended: May 31, 2000 - Commission file number: 0-11411

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

Yes [X] No [ ] .


The number of shares outstanding of the registrant's common stock on July 11, 2000: 12,844,961

                          Q-MED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          May 31, 2000           November 30,
                                                          (Unaudited)            1999
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,128,359        $       794,430
Investments                                                     2,069,054                     --
Investment in HeartMasters, LLC                                     5,100                     --
Accounts receivable, net of
     allowances of approximately
     $41,000 and $116,000 respectively                             75,841                170,657
Inventory                                                         292,087                372,742
Prepaid expenses and other current assets                          83,184                 34,656
                                                          ---------------        ---------------
                                                                3,653,625              1,372,485

Product software development costs                                 67,998                  8,714
Property and equipment, net                                       423,436                440,555
Other assets                                                      134,131                144,296
                                                          ---------------        ---------------
                                                          $     4,279,190        $     1,966,050
                                                          ===============        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                     $       504,289        $       680,817

Convertible long-term debt                                             --                 50,000
Leases payable - long term                                         70,748                 68,902
Deferred revenue                                                   20,542                 24,542
                                                          ---------------        ---------------
                                                                  595,579                824,261

Stockholders' equity Common stock $.001
     par value; 20,000,000 shares authorized;
     12,843,293 and 12,258,781 shares issued
     and 12,821,293 and 12,236,781 outstanding                     12,843                 12,259
Paid-in capital                                                26,428,718             23,098,930
Accumulated deficit                                           (22,659,623)           (21,893,775)
Accumulated other comprehensive income
     Unrealized holding losses on
     available for sale securities                                (22,702)                    --
                                                          ---------------        ---------------
                                                                3,759,236              1,217,414

Less:  treasury stock at cost, 22,000
     common shares                                                (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      3,683,611              1,141,789
                                                          ---------------        ---------------
                                                          $     4,279,190        $     1,966,050
                                                          ===============        ===============

      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                    For the Six      For the Three     For the Six      For the Three
                                    Months Ended     Months Ended      Months Ended     Months Ended
                                    May 31, 2000     May 31, 2000      May 31, 1999     May 31, 1999
                                    -------------    -------------     -------------    -------------

Sales                               $   1,072,951    $     542,562     $   1,011,853    $     619,635

Cost of sales                             615,677          318,690           514,129          284,983
                                    -------------    -------------     -------------    -------------
      Gross profit                        457,274          223,872           497,724          334,652

Selling, general and
      administrative expenses           1,319,850          691,032         1,035,919          523,793

Provision for uncollectible
      accounts                                 --               --                --               --

Research and development
      expenses                            254,817          121,260           279,579          139,934
                                    -------------    -------------     -------------    -------------
Income (loss) from operations          (1,117,393)        (588,420)         (817,774)        (329,075)

Interest expense                          (22,614)         (12,783)          (86,048)         (42,910)
Interest income                            64,903           68,514            53,423           41,359
Other income - sale of
      tax benefits                        309,256               --                --               --
                                    -------------    -------------     -------------    -------------
Net (loss)                               (765,848)        (532,689)         (850,399)        (330,626)

Other comprehensive income (loss)
     Unrealized holding (losses)
     on available for sale securities     (22,702)         (22,702)          (11,563)          (6,560)
                                    -------------    -------------     -------------    -------------
Comprehensive (loss)                $    (788,550)   $    (555,391)    $    (861,962)   $    (337,186)
                                    =============    =============     =============    =============

(Loss) per common
      share                         $       (.06)    $        (.04)    $        (.07)   $        (.03)
                                    -------------    -------------     -------------    -------------
Weighted average number of
      shares of common stock
      outstanding                      12,456,981       12,641,966        11,589,655       11,590,989
                                    =============    =============     =============    =============

      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY For the Six Months Ended May 31, 2000
                                   (Unaudited)

                                                                         Accumulated
                                                                         other           Common Stock
                                  Common    Paid-in       Accumulated    Comprehensive   Held in Treasury
                                  Stock     Capital       Deficit        (Loss)          Shares      Amount        Total
                                  -----     -------       -------        ------          ------      ------        -----
Balance--November 30, 1999       $12,259   $23,098,930    $(21,893,775)   $   --         22,000     $(75,625)    $1,141,789

Exercise of stock options
     and warrants for cash            70       160,508                                                              160,578

Sale of stock to Quest Diagnostics
     for cash                        286     1,984,714*                                                           1,985,000

Sale of stock to private investor
     for cash                        163     1,000,049                                                            1,000,212

Issuance of shares for debt
     conversion                       65       184,517                                                              184,582

Net loss for the six months
     ended May 31, 2000                                       (765,848)                                            (765,848)

Unrealized holding losses on
     available for sale securities                                         (22,702)                                 (22,702)
                                 -------   -----------    ------------    --------       ------     --------     ----------
Balance--May 31, 2000            $12,843   $26,428,718    $(22,659,623)   ($22,702)      22,000     $(75,625)    $3,683,611
                                 =======   ===========    ============    ========       ======     ========     ==========

* Net of legal fees


      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Six           For the Six
                                                                Months Ended          Months Ended
                                                                May 31,               May 31,
                                                                2000                  1999
                                                                -------------         -------------
Cash flows from operating activities:
     Net (loss)                                                 $    (788,550)        $    (861,962)
                                                                =============         =============

Adjustments to reconcile net income to cash
     and cash equivalents (used in)
     provided by operating activities:
     Depreciation and amortization                                    105,968               128,112
     (Increase) decrease in
         Accounts receivable                                           94,816               122,450
         Inventory                                                     80,655                38,115
         Prepaid expenses and other current assets                    (48,528)               14,274
     Increase (decrease) in
         Accounts payable and accrued liabilities                     (41,946)              (90,353)
     Other, net                                                       (10,176)              (33,040)
                                                                -------------         -------------
     Total adjustments                                                180,789               179,558
                                                                -------------         -------------
                                                                $    (607,761)        $    (682,404)
                                                                =============         =============

Cash flows from investing activities:
     Purchase of securities available for sale                     (2,069,054)           (1,000,000)
     Capital expenditures, net                                       (135,046)              (31,575)
                                                                -------------         -------------
                                                                $  (2,204,100)        $  (1,031,575)
                                                                =============         =============

Cash flows from financing activities:
     Proceeds from issuance of common stock                     $   3,145,790         $      11,293
                                                                =============         =============
Net (decrease) increase in cash and cash equivalents                  333,929            (1,702,686)

Cash and cash equivalents at beginning of period                      794,430             2,075,179
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $   1,128,359         $     372,493
                                                                =============         =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                   $       9,065         $      10,048

Non-cash investing and financing activities:

In April 2000, the holders of $50,000 principal amount of the Company's 16%
Convertible Notes converted the entire $50,000 principal plus accrued interest of $134,582 into 64,315 shares of common stock.

     See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

Note 1 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Q-Med, Inc., its 83% owned subsidiary, Heart Map, Inc., and its 100% owned subsidiary, Interactive Heart Management Corp., which was formed in March, 1995. Interactive Heart Management Corp. provides coronary artery disease management services to health care providers throughout the United States. All inter company accounts and transactions have been eliminated.

Note 2 - Investments

                                  Amortized        Gross           Gross         Fair       Carrying
                                       Cost   Unrealized      Unrealized        Value         Amount
                                                   Gains          Losses

Available for Sale Securities

     Corporate Debt Securities   $1,000,134     $     --      $     (5,604) $  994,530      $994,530
     Government Bonds               589,434           --              --       589,434       589,434
     Government Asset Backed
        Securities                  502,188           --           (17,098)    485,090       485,090
                                 ----------     ---------     ------------  ----------    ----------
                                 $2,091,756     $     --      $    (22,702) $2,069,054    $2,069,054
                                 ==========     =========     ============  ==========    ==========

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                             May 31,            November 30,
                                             2000               1999
                                             (Unaudited)
                                             -------------      -------------
     Raw materials (component parts)         $     151,535      $     167,902
     Finished units                                140,552            204,840
                                             -------------      -------------
                                             $     292,087      $     372,742
                                             =============      =============

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                             May 31,            November 30,
                                             2000               1999
                                             (Unaudited)
                                             -------------      -------------
     Accounts payable trade                  $      97,362      $     325,477
     Deferred revenue                              133,630            135,109
     Accrued payroll and commissions               111,729             96,626
     Other accrued expenses                        161,568            123,605
                                             -------------      -------------
                                             $     504,289      $     680,817
                                             =============      =============

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                 Period to Period Percentage Changes
                                     For the Six Months   For the Three Months For the Six Months  For the Three Months
                                        Ended May 31,        Ended May 31,       Ended May 31,          Ended May 31,
                                        2000      1999      2000     1999         2000 Vs. 1999         2000 Vs. 1999
Sales (net)                             100.0%   100.0%     100.0%  100.0%             6.0                  (12.4)
Cost of sales                            57.4     50.8       58.7    46.0             19.8                   11.8
Gross profit                             42.6     49.2       41.3    54.0             (8.1)                 (33.1)
Selling, general and administrative     123.0    102.4      127.4    84.5             27.4                   31.9
Provision for uncollectible accounts      -        -          -       -                -                      -
Research and development                 23.7     27.6       22.4    22.6             (8.9)                 (13.3)
                                         ----     ----       ----    ----
(Loss) from continuing operations      (104.1)   (80.8)    (108.5)  (53.1)            36.6                   78.8
Interest expense                         (2.1)    (8.5)      (2.3)   (7.0)           (73.7)                 (70.2)
Interest income                           3.9      5.3        8.4     6.7             21.5                   65.7
Other income                             28.8      -          -       -                *                      -
                                         ----     ----       ----    ----
Net (loss)                              (73.5)   (84.0)    (102.4)  (53.4)            (9.9)                  61.1
                                        =====    =====     ======   =====

SIX AND THREE MONTHS ENDED MAY 31, 2000 COMPARED WITH THE SIX AND THREE MONTHS ENDED MAY 31, 1999

Net sales for the six months ended May 31, 2000 increased by 6% or approximately $61,000 when compared to the six months ended May 31,1999. This overall increase is primarily due to a 97.1% or $309,000 increase in revenue related to ohms|cad(R). Revenue related to the capital equipment segment decreased approximately 36% or $247,000 for the same six month period. The Company's focus has been primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC(R)"). Net sales for the three months ended May 31, 2000 decreased by 12.4% or approximately $77,000 when compared to the three months ended May 31,1999. Although revenue related to ohms|cad increased by 96.5% or $181,000 for the three month period ended May 31, 2000 when compared to the prior year, revenue related to the capital equipment segment decreased by 59.6% or $258,000 for the same period. The Company anticipates a substantial increase in revenue during the subsequent quarters as the implementation of the newest contract for ohms|cad with Regence BlueCross BlueShield of Oregon begins during July 2000.

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

The Company's gross profit margin for the six months ended May 31, 2000 decreased to 42.6% from 49.2% for the six months ended May 31, 1999. The Company's gross profit margin for the three months ended May 31, 2000 decreased to 41.3% from 54% for the three months ended May 31, 1999. The decrease was primarily due to the decrease in sales related to the Company's capital equipment segment.

Selling, general and administrative expenses for the six months ended May 31, 2000 increased by approximately 27% or $284,000 compared to the six months ended May 31, 1999. Selling, general and administrative expenses for the three months ended May 31, 2000 increased by approximately 32% or $167,000 compared to the three months ended May 31, 1999. This increase was primarily due to the increase in the level of selling costs related to the Company's disease management segment. Management expects selling, general and administrative expenses to increase as new clients are added to the ohms|cad program.

Research and development expenses for the six months ended May 31, 2000 decreased by approximately 8.9% or $25,000 when compared to the corresponding six months ended May 31, 1999. Research and development expenses for the three months ended May 31, 2000 decreased by approximately 13.3% or $19,000 when compared to the corresponding three months ended May 31, 1999. During the past year the Company has focused its R&D efforts primarily on the development of new, advanced disease management software programs. These programs incorporate state of the art digital communications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cad system.

Liquidity and Capital Resources

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $26,000,000 less applicable expenses.

During the period from March 17, 2000 to April 28, 2000, the Company substantially improved its capital through the private placement of approximately $3,000,000 of common stock and the conversion of approximately $183,000 of outstanding principal and interest on 16% Convertible Debentures due December 18, 2007.

The Company had working capital of $3,149,336 at May 31, 2000 compared to $691,668 at November 30, 1999 and ratios of current assets to current liabilities of 7.2:1 as of May 31, 2000 and 2.1:1 as of November 30, 1999. The working capital increase of approximately $2,400,000 was primarily due to the sale of shares of the Company's common stock to private investors.

The Company anticipates that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balance over 90 days past due was 14.7% of the receivables balance at May 31, 2000 compared to 16.8% at November 30, 1999. The Company is aggressively seeking payment arrangements on these overdue amounts.

The Company, with its IHMC subsidiary, enters into contract arrangements with physician groups and managed care organizations where either a prepayment toward a cost savings is made per month or billing is done on a per member per month basis. The Company expects revenue to increase as it begins the utilization of ohms|cad with additional arrangements entered into during fiscal 2000.

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

Need for Additional Capital As of May 31, 2000, the Company had approximately $3,200,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and recently experienced a reduction in negative cash flow. The Company expects the monthly negative cash flow to continue to decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. It remains the Company's policy to seek the minimum amount of capital required to finance existing contracts based on market conditions. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

     Item 2.      Changes in Securities and Use of Proceeds

                  On March 17, 2000, the Company sold 285,714 shares of its common stock to Quest Diagnostics Ventures, LLC, the venture capital affiliate of Quest Diagnostics Inc. for $2,000,000. On April 28, 2000, the Company completed the sale of 163,330 shares of its common stock to an individual accredited investor for approximately $1,000,000. Both transactions are claimed to be exempt from registration pursuant to Rule 506 of
                  Section 4(2) of the Securities Act of 1933 and were sold without the payment of any fees to any broker or finder.

                  On April 12, 2000, the Company issued 64,315 shares to the holders of 16% Convertible Notes due December 18, 2007. The issuance of these shares is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

     Item 3.      Defaults upon Senior Securities

                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders

                  None.

     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  10.1     Employment Agreement dated May 12, 2000 between Gary
                           A. Levin, M.D. and Interactive Heart Management Corp.

                  27.1     Financial Data Schedule

                  99.1 Limited Liability Agreement of HeartMasters, LLC dated April 14, 2000.

                  99.2 Trademark and Data License and Services Agreement between Interactive Heart Management Corp., and HeartMasters, LLC dated April 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Q-Med, Inc.


                                                   By: /s/ Michael W. Cox
                                                       ------------------------
                                                   Michael W. Cox
                                                   President
                                                   Principal Executive and
                                                   Financial Officer



Dated:  July 14, 2000

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheets of Q-Med, Inc. and Subsidiaries as of May 31, 2000, and the related condensed statements of operations and condensed consolidated statements of cash flows for the six months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of November 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                          /s/ AMPER, POLITZINER & MATTIA P.A.

July 11, 2000
Edison, New Jersey