Form 10-Q
period 2000-08-31
Q MED INC
filed 2000-10-06
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the quarter ended: August 31, 2000 - Commission file number: 0-11411

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on October 5, 2000: 12,846,631.

                          Q-MED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             August 31, 2000    November 30, 1999
                                                            (Unaudited)
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,135,950        $       794,430
Investments                                                     1,496,043                     --
Accounts receivable, net of
  allowance of approximately
  $42,000 and $116,000 respectively                                90,155                170,657
Inventories                                                       266,171                372,742
Prepaid expenses and other current assets                         157,744                 34,656
                                                          ---------------        ---------------
                                                                3,146,063              1,372,485

Investment in joint venture                                            -0-                    --

Property and equipment, net                                       435,373                440,555
Product software development costs, net                           118,660                  8,714
Other assets                                                      130,229                144,296
                                                          ---------------        ---------------
                                                          $     3,830,325        $     1,966,050
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                     $       531,193        $       680,817
                                                          ---------------        ---------------
                                                                  531,193                680,817

Convertible long-term debt                                             --                 50,000
Leases payable - long term                                         71,956                 68,902
Deferred warranty revenue                                          15,732                 24,542
                                                          ---------------        ---------------
                                                                  618,881                824,261

Stockholders' equity Common stock $.001
  par value; 20,000,000 shares authorized;
  12,844,961 and 12,258,781 shares issued
  and 12,822,961 and 12,236,781
  shares outstanding                                               12,844                 12,259
Paid-in capital                                                26,440,921             23,098,930
Accumulated deficit                                            23,165,196            (21,893,775)
Accumulated other comprehensive income
  Unrealized holding losses on
  available for sale securities                                    (1,500)                    --
                                                          ---------------        ---------------
                                                                3,287,069              1,217,414

Less:  treasury stock at cost, 22,000 common shares               (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      3,211,444              1,141,789
                                                          ---------------        ---------------
                                                          $     3,830,325        $     1,966,050
                                                          ===============        ===============

      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                     For the Nine    For the Nine      For the Three     For the Three
                                     Months Ended    Months Ended      Months Ended      Months Ended
                                    August 31, 2000 August 31, 1999   August 31, 2000  August 31, 1999
                                    -------------    -------------     -------------    -------------
Revenue                             $   1,908,696    $   1,552,366     $     835,745    $     540,513

Cost of revenue                           983,953          814,639           368,276          300,510
                                    -------------    -------------     -------------    -------------
Gross profit                              924,743          737,727           467,469          240,003

Selling, general and
  administrative expenses               2,144,572        1,628,949           824,722          593,030

Research and development
  expenses                                357,826          429,877           103,009          150,298

Debt conversion expense                        --          737,135                --          737,135
                                    -------------    -------------     -------------    -------------
Income (loss) from operations          (1,577,655)      (2,058,234)         (460,262)      (1,240,460)

Interest income                           106,527           58,660            41,624            5,237
Interest expense                          (27,497)        (112,563)           (4,883)         (26,515)
Other income - sale of tax benefits       309,256               --                --               --
Net loss in joint venture                 (82,052)              --           (82,052)              --
                                    -------------    -------------     -------------    -------------
Net (loss)                          $  (1,271,421)   $  (2,112,137)    $    (505,573)   $  (1,261,738)

Other comprehensive income (loss)
   Unrealized gains on securities
     Unrealized holding gains (losses)
     arising during period                 (1,500)         (13,068)    $      21,202    $      (1,505)
                                    -------------    -------------     -------------    -------------
Comprehensive (loss)                $  (1,272,921)   $  (2,125,205)    $    (484,371)   $  (1,263,243)
                                    =============    =============     =============    =============

(Loss) per common
  share                             $       (.10)    $        (.18)    $        (.04)   $        (.11)
                                    -------------    -------------     -------------    -------------
Weighted average number of
  shares of common stock
  outstanding                          12,586,235       11,605,548        12,844,743       11,636,988
                                    =============    =============     =============    =============

      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                EQUITY For the Nine Months Ended August 31, 2000
                                   (Unaudited)

                                                                          Accumulated              Common Stock
                                 Common      Paid-in       Accumulated    Other                    Held in Treasury
                                 Stock       Capital       Deficit        Comprehensive (Loss)     Shares    Amount        Total
                                 -------     -----------   -------        --------------------     ------    ------     -----------
Balance--November 30, 1999       $12,259     $23,098,930   $(21,893,775)                           22,000   $(75,625)   $1,141,789

Exercise of stock options and
     warrants for cash                71         165,244                                                                   165,315

Sale of stock to Quest
     Diagnostics for cash            286       1,984,714*                                                                1,985,000

Sale of stock to private
     investor for cash               163       1,000,049                                                                 1,000,212

Issuance of shares for debt
     conversion                       65         184,517                                                                   184,582

Amortization of non-employee
     stock options                                 7,467                                                                     7,467

Net loss for the nine months
     ended August 31, 2000                                   (1,271,421)                                                (1,271,421)

Unrealized holding losses on
     available for sale securities                                                   (1,500)                                (1,500)
                                 -------     -----------   ------------             -------        ------   --------    ----------
Balance--August 31, 2000         $12,844     $26,440,921   $(23,165,196)            $(1,500)       22,000   $(75,625)   $3,211,444
                                 =======     ===========   ============             =======        ======   ========    ==========

* Net of legal fees


      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Nine Months Ended
                                                     August 31, 2000            August 31, 1999
                                                     ---------------            ---------------
Cash flows from operating activities:
      Comprehensive (loss)                           $  (1,272,921)             $   (2,125,205)
                                                     -------------              --------------
         Adjustments to reconcile net income
           to cash (used in) operating activities:
         Depreciation and amortization                     183,742                     194,453
         Debt conversion expense                                --                     737,135
         Amortization on non-employee
           stock options                                     7,467                          --
         Changes in assets and liabilities:
           Decrease in accounts receivable                  80,502                      85,658
           Decrease in inventories                         106,571                      56,569
           Increase (decrease) in accounts payable
             and accrued liabilities                       (15,042)                    145,819
           (Increase) in prepaid expenses and
             other assets                                 (123,088)                   (107,285)
           Other, net                                      (11,548)                    (32,747)
                                                     -------------              --------------
             Total adjustments                             228,604                   1,079,602
                                                     -------------              --------------

           Net cash (used in) operating activities      (1,044,317)                 (1,045,603)
                                                     =============              ==============
Cash flows from investing activities:

         Purchase of securities                         (1,496,043)                   (539,120)
         Capital expenditures, net                        (268,647)                    (46,354)
                                                     -------------              --------------
         Net cash provided by investing activities      (1,764,690)                   (585,474)
                                                     =============              ==============
Cash flows from financing activities:
         Net proceeds from issuance of common
           stock                                         3,150,527                     261,446
                                                     -------------              --------------
         Net cash provided by financing activities       3,150,527                     261,446
                                                     =============              ==============

Net (decrease) increase in cash and cash equivalents       341,520                  (1,369,631)

Cash and cash equivalents at beginning of period           794,430                   2,075,179
                                                     -------------              --------------
Cash and cash equivalents at end of period           $   1,135,950              $      705,548
                                                     =============              ==============

Supplemental disclosure of cash flow information:
    Cash paid during the periodfor:
         Interest                                    $      10,426              $       13,955

Non-cash investing and financing activities:

      In April 2000, the holders of $50,000 principal amount of the company's
16% Convertible Notes converted the entire $50,000 principal plus accrued interest of $134,582 principal into 64,315 shares of common stock.

      See Accompanying Notes to Condensed Consolidated Financial Statements
                         and Accountant's Review Report

                          Q-MED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

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

Note 2 - Investments

                                  Amortized        Gross           Gross         Fair       Carrying
                                       Cost   Unrealized      Unrealized        Value         Amount
                                                   Gains          Losses
Available for Sale Securities
     Corporate Debt Securities   $1,000,043    $         --   $     (1,500)   $  998,543    $  998,543
     Government Bonds               497,500              --             --       497,500       497,500
                                 $1,497,543    $         --   $     (1,500)   $1,496,043    $1,496,043

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                              August 31,             November 30,
                                                              2000                   1999
                                                              (Unaudited)
                                                              -------------          -------------
     Raw materials (component parts)                          $     144,485          $     167,902
     Finished units                                                 121,686                204,840
                                                              -------------          -------------
                                                              $     266,171          $     372,742
                                                              =============          =============

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                              August 31,             November 30,
                                                              2000                   1999
                                                              (Unaudited)
                                                              -------------          -------------
     Accounts payable trade                                   $     139,714          $     325,477
     Deferred warranty revenue                                      131,005                135,109
     Accrued payroll and commissions                                 92,717                 96,626
     Other accrued expenses                                         167,757                123,605
                                                              -------------          -------------
                                                              $     531,193          $     680,817
                                                              =============          =============

Note 5 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue. As of August 31, 2000 the Company contributed approximately $82,000 to HM, however losses for the period exceeded this amount bringing the investment in joint venture to zero.

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                     Period to Period Percentage Changes
                                     For the Nine Months   For the Three Months   For the Nine Months     For the Three Months
                                       Ended August 31,      Ended August 31,       Ended August 31,        Ended August 31,
                                         2000     1999          2000     1999           2000 Vs. 1999         2000 Vs. 1999
                                         ----     ----          ----     ----           -------------         -------------
Revenue                                  100.0%   100.0%      100.0%    100.0%              23.0                   54.6
Cost of revenue                           51.6     52.5        44.1      55.6               20.8                   22.6
                                         -----   ------       -----    ------
Gross profit                              48.4     47.5        55.9      44.4               25.4                   94.8
Selling, general and administrative      112.4    104.9        98.7     109.7               31.7                   39.1
Research and development                  18.7     27.7        12.3      27.8              (16.8)                 (31.5)
Debt conversion expense                     --     47.5          --     136.4                 *                     *
                                         -----   ------       -----    ------
(Loss) from continuing operations        (82.7)  (132.6)      (55.1)   (229.5)             (23.3)                 (62.9)
Interest Income                            5.6      3.8         7.5       1.0               79.0                 1583.4
Interest expense                          (1.5)    (7.3)        (.6)     (5.0)             (75.6)                 (81.6)
Other Income - sale of tax benefits       16.2       --          --        --                 *                     --
Net loss in joint venture                 (4.3)      --        (9.8)       --                 *                     *
                                         -----   ------       -----    ------
Net (loss)                               (66.7)  (136.1)      (58.0)   (233.5)             (40.1)                (61.7)
                                         =====   ======       =====    ======

*  Not meaningful

NINE AND THREE MONTHS ENDED AUGUST 31, 2000 COMPARED WITH THE NINE AND THREE MONTHS ENDED AUGUST 31, 1999

Net sales for the nine months ended August 31, 2000 increased by 23% or approximately $356,000 when compared to the nine months ended August 31,1999. This increase is due to a 117% or $679,000 increase in revenue related to ohms|cad(R). Revenue related to the capital equipment segment decreased approximately 50% or $323,000 for the same nine month period. Net sales for the three months ended August 31, 2000 increased by 54.6% or approximately $295,000 when compared to the three months ended August 31,1999. Revenue related to ohms|cad increased by 141% or $370,000 for the three month period ended August 31, 2000 when compared to the prior year, while revenue related to the capital equipment segment decreased by 27.1% or $75,000 for the same period. The substantial increase in ohms|cad revenue during this period is due to the July 2000 implementation of the newest contract for the Company with Regence BlueCross BlueShield of Oregon. The Company expects ohms|cad revenues to continue to increase substantially as the implementation of additional contracts (executed earlier this year) begin with Dakotacare, Regence Washington and additional lives from Regence Oregon.

Revenues received through IHMC are structured on a contractual basis whereby the Company receives a payment from health management organizations calculated as a percentage of the reduction of the organization's costs of providing care for CAD patients or other method of assigning a PMPM calculation for fee revenues. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The savings derived are distributed to the Company on a predetermined basis according to the contract. From inception of the contract, the Company receives a monthly pre-payment of a portion of the estimated savings or fixed PMPM fees. Such pre-payments are recorded as revenue. Once the actual results are calculated, any increases or reductions in revenue would be recorded at that time. In certain cases, the Company has insured itself from any material reductions.

The Company's gross profit margin increased to 48.4% from 47.5% and to 55.9% from 44.4%, respectively for the nine and three month period ended August 31, 2000 compared to the nine and three months ended August 31, 1999. The increase was primarily due to the increase in revenue related to the Company's disease management segment.

Selling, general and administrative expenses for the nine months ended August 31, 2000 increased by approximately 32% or $516,000 compared to the nine months ended August 31, 1999. Selling, general and administrative expenses for the three months ended August 31, 2000 increased by approximately 39% or $232,000 compared to the three months ended August 31, 1999. This increase is associated with initial implementation of contracts which includes additional personnel, travel and commission expenses. Management expects selling, general and administrative expenses to increase as new clients are added to the ohms|cad program.

Research and development expenses for the nine months ended August 31, 2000 decreased by approximately 16.8% or $72,000 when compared to the corresponding nine months ended August 31, 1999. Research and development expenses for the three months ended August 31, 2000 decreased by approximately 31.5% or $47,000 when compared to the corresponding three months ended August 31, 1999. During the past year the Company has focused its R&D efforts primarily on the development of new, advanced disease management software programs. Approximately $120,000 of these related costs incurred during the past six months has been capitalized as product software development costs. These programs incorporate state of the art digital communications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cad system.

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

The Company had working capital of $2,614,870 at August 31, 2000 compared to $691,668 at November 30, 1999 and ratios of current assets to current liabilities of 5.9:1 as of August 31, 2000 and 2.1:1 as of November 30, 1999. The working capital increase of approximately $1,900,000 was primarily due to the sale of shares of the Company's common stock to private investors.

The Company anticipates that funds generated from operations, together with cash and investments, will be sufficient to meet its working capital requirements for the current year. In the event sales do not meet the Company's expectations, the Company may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. The Company's receivables balance over 90 days past due was 16.8% of the receivables balance at August 31, 2000 and November 30, 1999. The Company is aggressively seeking payment arrangements on these overdue amounts.

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

Need for Additional Capital As of August 31, 2000, the Company had approximately $2,600,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and recently experienced a reduction in negative cash flow. The Company expects the monthly negative cash flow to continue to decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. It remains the Company's policy to seek the minimum amount of capital required to finance existing contracts based on market conditions. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                  None.

     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           None.

                  (b)      Reports of Form 8-K
                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Q-Med, Inc.




                                            By: /s/ Michael W. Cox
                                               ----------------------
                                            Michael W. Cox
                                            President
                                            Principal Executive and
                                            Financial Officer

Dated: October 5, 2000

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed balance sheets of Q-Med, Inc. and Subsidiaries as of August 31, 2000, and the related condensed consolidated statements of operations for the nine and three months then ended and condensed consolidated statements of cash flows for the nine months then ended. These financial statements are the responsibility of the company's management.

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

October 4, 2000
Edison, New Jersey