Form 10-K
period 2000-11-30
Q MED INC
filed 2001-02-28
CIK 729213

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of February 26, 2001, the aggregate value of the registrant's voting stock held by non-affiliates was $66,977,771 (computed by multiplying the last reported sale price on February 26, 2001 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

         As of February 26, 2001, there were 13,008,154 shares of the registrant's common stock, $.001 par value, issued and outstanding.

         Documents incorporated by reference:

         Document                                           Form 10-K Reference

         Portions of the Registrant's Annual Report to              II
         Stockholders (filed as an Exhibit hereto)

         Portions of the Registrant's Proxy Statement               III
         for its 2001 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal Year End)

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

         Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

General

         Q-Med, Inc. (the "Company") is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. Interactive Heart Management Corp. ("IHMC"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated coronary artery disease management system under the name "Ohms|CAD(R)" including related systems to assist health maintenance organizations in managing the incidence, treatment, and cost of coronary artery disease ("CAD"). These systems are designed to aid primary health care physicians in the use of optimal medical management for those patients with coronary disease as well as those at high risk of developing the disease. The net impact of this approach is the improvement in coronary health and its associated reduction in cost. Our system and services are uniquely suited to assist primary health care physicians in discharging the greater medical responsibilities that are expected to be placed on them, as the population ages and as efforts are made to reduce the overall cost of health care.

         This system consists of Monitor One STRx ambulant ischemic technology; a remote on-line diagnostic center (The Ohms Center); and an integrated cardiology consultant practice. This entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and death and directs the patient to appropriate therapy with the emphasis throughout on early detection, prevention of cardiac events, the modification of risk factors and the appropriate medicine. Early detection and treatment with emphasis on medical intervention results in an overall lowering of the cost of CAD care and the improvement in patient health thereby reducing mortality and morbidity rates in populations having CAD.

         We also produce, sell and support a line of ischemic heart monitors and a system that analyzes heart rate variability under the name, Monitor One nDx(R) ("nDx"). Detecting the loss of variation in heart rate may assist the physician in making a diagnosis and determining the severity of autonomic neuropathy. Autonomic neuropathy, a deterioration of the autonomic nervous system, is associated with diabetic patients and may lead to complications in the functioning of the heart, respiratory systems, digestion, body temperature, metabolism, perspiration and the secretion of certain endocrine glands.

         Our executive offices are located at 100 Metro Park South, Laurence Harbor, New Jersey 08878 and our telephone number is (732) 566-2666.

Ohms|CAD and Ohms|CVD(TM) Systems

         Ohms|CAD is IHMC's proprietary "On-line Health Management Service for Coronary Artery Disease". It is a medical "expert system" designed as a total disease management process for CAD utilizing "best practice" solutions in the management of disease. It consists of Monitor One STRx, IHMC's ambulant ischemia technology, a remote on-line diagnostic center (The Ohms Center), and an integrated cardiology consultant practice. The entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and death, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention.

         The system is an evidence based, relational mechanism, using coronary artery disease patient descriptors which include:

          o        demographics,
          o        medical history,
          o        current medical therapy, including aspirin,
          o        lipid and hypertension profiles,
          o        obesity and life style,
          o        smoking,
          o        glucose levels, and
          o        ambulant ischemia

in its decision making. Recommendations for management are relational and tailored to an individual patient. Significantly, each individual patient's demographics and risk profiles are entered into the Ohms|CAD database for primary and secondary prevention analysis and treatment.

         Because of centralized, digital storage of all data, it allows for the continuous description and analysis of quantifiable results:

          o        success of the stratification,
          o        proportion of patients assigned to various therapies,
          o        objective outcomes,

          o interplay with pharmaceutical and pharmacy benefit managers, and
          o        physician and patient compliance

         For example, in its risk prevention mode (myocardial infarction, unstable angina, sudden death), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized noninvasive STRx technology for evaluation of this phenomena in each patient. This test data is telecommunicated to our Ohms|CAD database (The Ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower patient risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommends further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician site within minutes with recommendations for optimization of medical therapy that will maintain the patient in the low risk pool. In both circumstances, therapeutic actions are guided by IHMC's proprietary disease management algorithm, which in turn is based on national practice guidelines. All of the interactions and data are stored in the Ohms|CAD diagnostic center, thus, outcome information is available continuously.

         Because Ohms|CAD is an active disease management process emphasizing a continuum of care, derived from early detection of ambulant ischemia and modification of patient risk factors, similar cost-effective improvements in cardiac events can be expected from its use. The Ohms|CAD system continuously monitors the care process at the primary care level, and thus, results are reported as outcomes. Favorable outcomes increase market share, decrease economic risk and increase product differentiation for the managed care organization. As a result, the early implementation of Ohms|CAD should contribute to significant savings and patient gains in market share.

         The Ohms|CAD system utilizes the Company's Monitor One system, which utilizes technology detecting changes in the ECG signal which may be associated with diseases of the heart. Our Monitor One may be worn on a belt or carried in the patient's pocket, and is capable of interpreting a wide variety of ECG signals which may be associated with cardiac conditions. Monitor One technology has been independently validated in controlled research studies for the detection of ischemic episodes associated with coronary ST-segment deviations in patients with diagnosed CAD.

         We are marketing a more comprehensive cardiovascular health management system under the name Ohms|CVD. The Ohms|CVD system utilizes Ohms|CAD as its core technology and adds the capability to manage patients that have suffered congestive heart failure and the risk of stroke.

Medicare Award

         We have been selected through a nationwide competitive process to participate in the Medicare Coordinated Care Demonstration (MCCD). Our Ohms|CAD program is the only one that will be evaluated specifically for management of CAD.

         The Health Care Financing Administration (HCFA), which administers Medicare, designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, HCFA "... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program".

         Under the award, we will implement our Ohms|CVD preventative management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment, which will take place in California, is expected to begin later in 2001 and we will receive fees from HCFA for up to five years.

         The MCCD was authorized by the Balanced Budget Act of 1997. It is intended to test coordinating the care of Medicare beneficiaries with chronic conditions that represent high costs to the Medicare program. Coordinated care programs serving patients with chronic conditions were solicited and evaluated. Conditions included heart disease, diabetes, liver and lung diseases, stroke and other vascular disease, psychotic disorders, major depressive disorders, drug/alcohol dependence, Alzheimer's or other dementia, cancer or HIV/AIDS. Participant selection was made through a national competitive process.

Marketing

         We directly market our Ohms|CAD service to health maintenance organizations, large physician practice groups and similar managed care organizations through our sales staff. Marketing efforts are conducted and coordinated by our President, EVP of Sales, Marketing and Business Development and other senior management personnel, with the aid, where appropriate, of certain independent consultants. In addition, we generally pursue business opportunities through the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a managed care, employer or government organization, to which a number of companies respond. We utilize demographic and cost of service data from the organization as well as statistical information to conduct an initial cost analysis to determine program feasibility. As part of our sales efforts, management meets with appropriate personnel from the organization making the request to best determine the organization's needs. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualifications and the price at which the bidder is willing to provide the services. We sometimes engage independent consultants to assist in responding to RFPs. Based on the proposals received in response to an RFP, the organization will award a contract to the successful bidder. In addition to issuing formal RFPs, some organizations may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided. We also attend and promote our services at key conferences throughout the United States where potential clients are present.

         The marketing and sales of our devices to primary care physicians, hospitals and other health care providers are primarily conducted through distributors.

Warranty

         We extend end-users of purchased or leased devices a standard warranty and, at additional cost to the end-user, extended one-year to three-year warranties. Beginning in May, 1999 we changed our policy to extend only one year warranties. Extended warranty sales represented 7.6%, 16.1% and 13.5% of net sales for fiscal 2000, 1999 and 1998, respectively.

Principal Customers

         During fiscal 2000 we had five major customers which accounted for approximately 59% of total revenue. During fiscal 1999 and 1998 one customer accounted for 21% and 15% of net sales respectively. The loss of any one customer, each of whom has contracted for our services of a period of years, may have an adverse affect on our future revenue.

Manufacturing

         We contract with electronics companies for the manufacture and sub-assembly of devices and accessories, used in our disease management systems and provide these contractors with technical expertise. These devices undergo final testing and packaging at our facility located in Sag Harbor, New York. Although we have not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of our relationship with our independent contract manufacturers could subject us to substantial delays in the delivery of our products to customers. Such delays would subject us to possible cancellation of orders and the loss of certain customers.

         Whenever possible, we use multiple sources of supply for components. However, we believe that there are only singular sources of supply for certain components. There is no assurance that these sources will continue to supply those parts and, if they become unavailable, we would be adversely affected. Also, there can be no assurance that our contract manufacturers will maintain an acceptable level of quality and capability for assembling the products to our specifications. We have not experienced delays in obtaining supplies which affected our ability to deliver finished goods.

Competition

         We believe Ohms|CAD and Ohms|CVD offer unique solutions for coronary disease management. However, there are several vendors, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing CAD management which we consider to be competition.

         To our knowledge, none of these companies deal with CAD and related diseases comprehensively. Most have designed their programs to respond to a cardiac event, essentially waiting for a patient to have a heart attack or procedure and to follow it with post-hospitalization case management. In addition, manufacturers of drugs that reduce cholesterol have designed programs based on high blood lipids and have developed protocols emphasizing the use of their drug(s). To our knowledge, Ohms|CAD is the only operating disease management system that includes primary and secondary prevention; risk stratifies the patients into those who are and who are not in danger of adverse events in the near term; and reduces practice variation and referrals. No other CAD management program has shown comparable results with beneficial patient outcomes that lowered overall CAD health care costs.

         We believe we have competitive advantages based on the following:

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

         o Proprietary analytics that define the target population at risk.

         o Established infrastructure with integrated resources and processes amplified by corporate expertise.

         Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources than we have.

         Monitor One(R) ischemia products compete primarily with ambulatory arrhythmia ECG scanning services, of which there are more than 75 in the United States, and other ambulatory ECG monitoring equipment manufacturers. In many cases, some of these companies have substantially greater marketing, financial and other resources than we have, but management believes that our products' price and performance are competitive in this field.

         We are not aware of any commercial product competing with our nDx system, a system which automates the process of testing for autonomic dysfunction. Nor are we aware of any comprehensive CAD management system which competes with Ohms|CAD.

         We believe that direct competition in ambulatory ischemic monitors; products for testing autonomic function; and interpretive ECG may, in the future, come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

Research and Development

         In fiscal 2000, 1999 and 1998, we expended $524,275, $571,449 and
$486,843 respectively, for research and development. During these years, research and development was primarily focused on the development of an advanced version of the Ohms|CAD system.

         Management expects to continue to develop new products, as well as enhance its existing products and has budgeted approximately 8% of anticipated revenue for such product development in fiscal 2001.

Patent Protection and Proprietary Information

         We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (No. 1281081) and Spain (No. 547040) and has additional patent applications pending in other countries. We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the Ohms|CAD system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology begin expiring in 2004.

         The patent laws of foreign countries may differ from those of the United States as to the patentibility of our products and, accordingly the degree of protection afforded by the pendency or issuance of foreign patents may be different than the protection afforded under associated United States patents. There can be no assurance that patents will be obtained in foreign jurisdictions with respect to our products or that the United States patent and any foreign patents will significantly protect or be commercially beneficial.

         We do not intend to rely solely on patent protection for our proprietary technology. We also rely upon confidentiality agreements with employees, know-how, expertise and lead-time to attain and maintain our competitive position. To the extent that we rely upon these measures, there can be no assurance that others might not independently develop similar technology or that secrecy will not be breached.

Privacy Issues

         Because our applications and services are utilized to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

         o        Security that requires a password to access our systems;

         o User access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;

         o        Encryption of data relating to our applications and services;
                  and

         o A mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our applications, commonly referred to as a "firewall."

         The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with Health Insurance Portability and Accountability Act of 1996. Our customers also implement their own procedures to protect the confidentiality of information being transferred into and out of their computer network.

         Internally, we work to ensure the safe handling of confidential data by employees by:

         o Using individual user names and passwords for each employee handling electronic data; and

         o Requiring each employee to sign an agreement to comply with all company policies, including our policy regarding handling confidential information.

         We monitor proposed regulations that might affect our applications and services, in order to ensure that we are in compliance with such regulations when and if they are effected.

Government Regulation

         HEALTHCARE REGULATION. As a participant in the health care industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in substantial compliance with existing laws that are material to our operations.

         HIPAA. The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information.

         A substantial part of our activities involves the receipt or delivery of confidential health information concerning members of managed care organizations with whom we have direct relationships. For example, we transfer confidential health information to providers and managed care organizations in connection with our Ohms|CAD programs. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities." Certain requirements of the rule extend to "business associates" of the covered entities. The covered entities are required to enter into agreements with their business associates, extending applicable provisions of the rule to those business associates. The covered entities are responsible for enforcing those contractual provisions. The Secretary's actions are mandated by HIPAA because Congress did not pass legislation protecting health information privacy by the August 1999 deadline set by HIPAA. While this final rule was withdrawn by the Secretary on February 23, 2001 and will be again subject to public comment, it is the Secretary's stated intention to act as quickly as possible to implement new standards.

         Because of the broad definition of "business associates" under the rescinded final privacy rule, we would have been, at a minimum, considered to be business associates of covered entities. The rule established a complex regulatory framework on a variety of subjects, including (1) disclosure and use of health information, (2) individuals rights to access and amend their health information, (3) individuals rights to an accounting of disclosures and (4) administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information. That rescinded rule generally prohibited any disclosure or use of protected health information except as authorized either by the rule or by the patient under standards set by the final rule. There is no guarantee that the rules which will eventually be promulgated will be less burdensome.

         In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws, which prohibit the disclosure of confidential medical information. The federal privacy rule would have established minimum standards and would have preempted conflicting state laws, less restrictive than HIPAA regarding health information privacy. But they would not have preempted conflicting state laws more restrictive than HIPAA. The rules provided that covered entities comply with the health information privacy standards within two years after their effective date of the final rule, or February 26, 2003 in the case of most covered entities. The rule to be promulgated by the Secretary may require substantial changes to our applications and services, policies and procedures.

         In addition to the federal privacy rule, on August 12, 1998 the Secretary issued proposed regulations addressing security standards regarding the transmission of health information data under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements with certain of our customers restricting the dissemination of health information and requiring implementation of specified security measures. Final regulations are expected at an undetermined date and will require compliance two years after the effective date of the final rule. Although we are working to design our applications and services to comply with the proposed security standards, there can be no assurance that final security regulations will not require additional modifications to our applications, policies and procedures.

         FDA REGULATION. The Food and Drug Administration, or FDA, generally has the authority to regulate medical devices, including computer applications, when devices are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current services are subject to FDA regulation as medical devices, however, expansion of our application and service offerings could subject us to FDA regulation.

         Our products, to the extent they may be deemed "medical devices," are regulated by the FDA under the Federal Food, Drug and Cosmetics Act (the "FDCA") and regulations promulgated thereunder.

         All medical devices sold in interstate commerce are subject to FDA clearance. Our monitors are subject to pre-market notification (510(k)), pursuant to which the FDA determines whether a new medical product is "substantially equivalent" to a product that was on the market prior to May 28, 1976. Products found to be "substantially equivalent" to those products may thereafter be sold. The FDA has the authority, which it has not yet exercised, to issue performance standards for the type of monitors manufactured by us.

         Regulations by the FDA, known as Good Manufacturing Practices ("GMP"), provide standards for manufacturing processes, facilities, and record-keeping requirements with which we and our contract manufacturers must also comply. We believe that the manufacturing and quality control procedures employed by it and its contract manufacturers meet the GMP requirements. If the FDA should determine that our monitors were not manufactured in accordance with GMP's, it has the authority to order us to cease production and may require us to recall products already sold by us. In addition, any facilities used to manufacture or assemble our products will be subject to inspection by the FDA at least biannually.

         The FDCA is not the exclusive source of regulation of medical devices and, by its terms, allows state and local authorities to adopt more stringent regulations for medical devices.

         REGULATION OF THE INTERNET. Laws and regulations applicable to communications or commerce over the Internet may be adopted covering user privacy, pricing, content, copyright, distribution and characteristics and quality of products and services. In addition, some states or foreign countries could apply existing laws concerning issues such as property ownership, sales tax, libel and personal privacy to transactions conducted over the Internet. Additional laws or regulations or application of laws to transactions over the Internet could require us to change our operations or increase our cost of doing business.

         To our knowledge and other than what we have described in this statement and other than occupational health and safety laws and labor laws which are generally applicable to most companies, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products. We cannot, of course, predict what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations that may be adopted in the future.

Employees

         We, as of January 31, 2001, had 50 full time employees. Of these full time employees, 5 were executives, 6 were engaged in supervisory capacities, 4 in sales 6 in product development, 7 on-site coordinators, 6 medical technicians, 3 data analysts, 3 in systems administration and 10 in office administration. The Company also employs approximately 12 part time employees with various duties primarily related to the Ohms|CAD system. None of our employees are covered by a collective bargaining agreement. We believe our relations with employees are good.

Item 2. Properties.

         Our executive offices occupy approximately 9,000 square feet of office space in Laurence Harbor, New Jersey. These facilities are used principally for administrative offices, sales training, and marketing. In addition, we lease approximately 2,000 square feet of space in Sag Harbor, New York used principally for monitor repairs, assembly and quality control. The Company also entered into a lease for approximately 820 square feet in California to be used primarily for sales support. Management believes that the foregoing facilities are adequate for our current level of operations.

Item 3. Legal Proceedings.

         We are subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on our consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         Market for the Registrant's Common Stock and related stockholder matters as set forth on page 28 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

         Selected financial data as set forth on page 7 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations as set forth on pages 8 to 13 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         Quantitative and qualitative disclosures about market risk as set forth on page 19, Note 2 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         Financial statements and supplementary data as set forth on pages 14 to 27 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2000 and is incorporated herein by reference.

Item 11. Executive Compensation.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2000 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2000 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2000 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description
         -----------
         Independent Auditors Report

         Consolidated Balance Sheets as of November 30, 2000
         and 1999

         Consolidated Statement of Operations for each of the three years ended November 30, 2000, 1999 and 1998

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2000, 1999 and 1998

         Consolidated Statement of Cash Flow for each of the three years ended November 30, 2000, 1999 and 1998

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

    3.4 By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the Company's Report on Form 10-Q dated May 31,
                  1987)                                                  I/B/R

    3.5           Amendment to By-Laws dated December 18, 1997
                  Exhibit 3.5 to the Company's Form 10-K Report
                  dated November 30, 1997)                               I/B/R

    4.1           Specimen of Stock Certificate (Exhibit 4.1 to the
                  Company's Report on Form 10-K dated November 30,
                  1989)                                                  I/B/R

    4.2           Registration Rights Agreement between Q-Med, Inc.
                  and Galen Partners III, L.P., Galen Partners
                  International III, L.P., and Galen Employee Fund
                  III, L.P. dated as of December 18, 1997 (Exhibit
                  4.3 to the Company's report on Form 8-K dated
                  December 18, 1997)                                     I/B/R

    4.3           Form of Warrant Agreement dated November 16, 1998
                  (Exhibit 99.6 to the Company's report on Form 8-K
                  dated November 16, 1998)                               I/B/R

    4.4           Form of common stock purchase warrants exercisable
                  at $1.67 per share until November 15, 2005 (Exhibit
                  4.1 to the Company's report on Form 8-K dated May
                  17, 1999)                                              I/B/R

    4.5           Form of common stock purchase warrants exercisable
                  at $2.87 per share until November 15, 2005 (Exhibit
                  4.2 to the Company's report on Form 8-K dated May
                  17, 1999)                                              I/B/R

    4.6           Form of common stock purchase warrants exercisable
                  at $2.625 per share until November 15, 2005 (Exhibit
                  4.2 to the Company's report on Form 8-K dated August
                  25, 1999)                                              I/B/R

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

   10.1           Q-Med, Inc. 1986 Incentive Stock Option Plan
                  (Exhibit 10N to the Company's Registration
                  Statement No. 33-4499 on Form S-1)                     I/B/R

   10.2 Lease dated August 31, 1993 between the Company and Alexandria Atrium Associates (Exhibit 28.1 to the Company's Form 10-QSB Report dated August 31,
                  1993)                                                  I/B/R

   10.3           Registration Rights Agreement dated May 6, 1996
                  between Q-Med, Inc. and S.R. One Limited (Exhibit
                  10.10 to the Company's Form 10-K Report dated
                  November 30, 1996, as amended)                         I/B/R

   10.4           Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit 10.11
                  to the Company's Form 10-K Report dated November
                  30, 1998)                                              I/B/R

   10.5           Amendment dated as of November 15, 1998 to Note
                  Purchase Agreement between Q-Med, Inc. and Galen
                  Partners III, L.P., Galen Partners International
                  III, L.P., Galen Employee Fund III, L.P. dated as of December 18, 1997 (Exhibit 99.1 to the
                  Company's report on Form 8-K dated November 16,
                  1998)                                                  I/B/R

   10.6           Form of Registration Rights Agreement between
                  Q-Med, Inc. and several stockholders dated as of
                  November 15, 1998 (Exhibit 99.3 to the Company's
                  report on Form 8-K dated November 16, 1998)            I/B/R

   10.7           Form of Option Agreement between the Company and
                  several stockholders dated as of November 16, 1998
                  (Exhibit 99.5 to the Company's report on Form 8-K
                  dated November 15, 1998)                               I/B/R

   10.8           Amendment dated December 16, 1998 to Employment
                  Agreement between the Company and Michael W. Cox
                  (Exhibit 10.11 to the Company's Form 10-K for year
                  ended November 30, 1998)                               I/B/R

   10.9           Amendment of option agreement dated May 17, 1999
                  (Exhibit 99.1 to the Company's report on Form 8-K
                  dated May 17, 1999)                                    I/B/R

   10.10          Securities Purchase Agreement between Q-Med, Inc.
                  and Galen Partners III, L.P., Galen Partners
                  International III, L.P., Galen Employee Fund III,
                  L.P. dated as of August 25, 1999 (Exhibit 99.2 to the Company's report on Form 8-K dated August 25,
                  1999)                                                  I/B/R

   10.11          Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1
                  to the Company's Registration Statement on Form
                  S-8 (333-93697) filed December 28, 1999)               I/B/R

   10.12          Employment Agreement dated May 12, 2000 between
                  Gary A. Levin M.D. and Interactive Heart
                  Management Corp. (Exhibit 10.1 to the Company's
                  Form 10-Q Report dated May 31, 2000)                   I/B/R

   10.13          Limited Liability Agreement of HeartMasters LLC
                  dated April 14, 2000 (Exhibit 99.1 to the Company's
                  Form 10-Q Report dated May 31, 2000)                   I/B/R

   10.14          Trademark and Data License and Services Agreement
                  between Interactive Heart Management Corp. and
                  HeartMasters, LLC dated April 14, 2000 (Exhibit
                  99.2 to the Company's Form 10-Q Report dated May
                  31, 2000)                                              I/B/R

   11             None

   13*            Q-Med, Inc. 2000 Annual Report.

   16             None.

   18             None.

   21*            Subsidiaries of Registrant

   22             None.

   23*            Consent of Amper, Politziner & Mattia P.A.

   24             None.

---------
*     Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: February 28, 2001                          Q-MED, INC.


                                                  By: /s/ Michael W. Cox
                                                      ------------------
                                                      Michael W. Cox, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

      Signature                       Capacity                      Date
      ---------                       --------                      ----

/s/ Michael W. Cox             President and Treasurer        February 28, 2001
---------------------------    (Principal Executive and
Michael W. Cox                 Financial Officer)


/s/ Richard I. Levin           Director                       February 28, 2001
---------------------------
Richard I. Levin

/s/ Robert A. Burns            Director                       February 28, 2001
---------------------------
Robert A. Burns

/s/ David Feldman              Director                       February 28, 2001
---------------------------
David Feldman

/s/ Herbert H. Sommer          Director                       February 28, 2001
---------------------------
Herbert H. Sommer

/s/ A. Bruce Campbell          Director                       February 28, 2001
---------------------------
A. Bruce Campbell

/s/ Debra A. Fenton            Controller                     February 28, 2001
---------------------------
Debra A. Fenton

                                  EXHIBIT INDEX

Exhibit                                                          Sequential
  No.                                                            Page No.
-------                                                          -----------
13                Q-Med, Inc. 2000 Annual Report

21                Subsidiaries of Registrant

23                Consent of Amper, Politziner & Mattia P.A.