Form 10-Q
period 2001-02-28
Q MED INC
filed 2001-04-12
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the quarter ended: February 28, 2001 - Commission file number: 0-11411

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

                                 Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock on April 10, 2001: 13,826,967.

                                   Q-MED, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 28,      February 28,
                                                     2001              2001
                                                     Proforma          Actual           November 30,
                                                     (Unaudited)       (Unaudited)      2000
                                                     -------------     -------------    -------------
ASSETS

Current assets
     Cash and cash equivalents                       $   4,705,216     $     750,684    $     576,537
     Investments in securities                           1,417,105         1,417,105        1,651,250
     Accounts receivable, net of allowance
       of approximately $42,000 and $42,000                 57,196            57,196           85,416
     Inventories                                           193,112           193,112          188,663
     Prepaid expenses and other current assets             270,896           270,896          154,785
                                                     -------------     -------------    -------------
                                                         6,643,525         2,688,993        2,656,651

Property and equipment, net                                424,459           424,459          447,693
Product software development costs                         153,670           153,670          155,031
Other assets                                               126,803           126,803          131,053
Investment in joint venture                                     --                --               --
                                                     -------------     -------------    -------------
                                                     $   7,348,457     $   3,393,925    $   3,390,428
                                                     =============     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued
       liabilities                                   $     821,965     $     821,965    $     578,956
     Lease payable, current portion                         67,325            67,325           68,683
                                                     -------------     -------------    -------------
                                                           889,290           889,290          647,639

Leases payable, long term                                   67,822            67,822           81,833
Deferred warranty revenue                                    5,700             5,700            9,673
                                                     -------------     -------------    -------------
Total liabilities                                          962,812           962,812          739,145

Stockholders' equity
     Common stock $.001 par value; 40,000,000
       shares authorized; 13,826,967 proforma,
       13,030,154 and 12,846,631 shares issued
       and 13,804,555 proforma, 13,008,154 and
       12,824,631 shares outstanding                        13,826            13,029           12,846
     Paid-in capital                                    30,590,763        26,637,028       26,489,347
     Accumulated deficit                               (24,059,260)      (24,059,260)     (23,775,285)
     Accumulated other comprehensive income
       Unrealized gains on securities
       available for sale                                    7,000             7,000               --
                                                     -------------     -------------    -------------
                                                         6,552,329         2,597,797        2,726,908
     Less note receivable - employee exercise
       of stock options                                    (91,059)          (91,059)              --
     Less treasury stock at cost, 22,000
       common shares                                       (75,625)          (75,625)         (75,625)
                                                     -------------     -------------    -------------
     Total stockholders' equity                          6,385,645         2,431,113        2,651,283
                                                     -------------     -------------    -------------
                                                     $   7,348,457     $   3,393,925    $   3,390,428
                                                     =============     =============    =============

                 See Accompanying Notes to Condensed Consolidated Financial Statements

                                            Q-MED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                      (Unaudited)


                                                   For the Three                 For the Three
                                                   Months Ended                  Months Ended
                                                   February 28,                  February 29,
                                                        2001                          2000
                                                 ---------------             ----------------
Revenue                                          $     1,207,927             $        530,389

Cost of revenue                                          398,628                      296,987
                                                 ---------------             ----------------
Gross profit                                             809,299                      233,402

Selling, general and administrative
     expenses                                          1,183,506                      628,818
Research and development expenses                        157,890                      133,557
                                                 ---------------             ----------------
Loss from operations                                    (532,097)                    (528,973)

Interest income                                           33,647                           --
Interest expense                                          (5,128)                     (13,442)
                                                 ---------------             ----------------
Loss before income tax benefit                          (503,578)                    (542,415)

Income tax benefit - gain on sale of
     state net operating loss carryovers                 219,603                      309,256
                                                 ---------------             ----------------
Net loss                                                (283,975)                    (233,159)

Other comprehensive income
   Unrealized gains on securities
   available for sale                                      7,000                           --
                                                 ---------------             ----------------
Comprehensive (loss)                             $      (276,975)            $       (233,159)
                                                 ===============             ================

Net loss per share - basic and diluted           $          (.02)            $          (.02)
                                                 ---------------             ----------------

Weighted average common shares
     outstanding - basic and diluted                  12,915,576                   12,267,929
                                                 ===============             ================


                See Accompanying Notes to Condensed Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended February 28, 2001
                                   (Unaudited)

                                                                   Accumulated    Note Receivable
                                                                   Other          Employee           Common Stock
                                 Common   Paid-in   Accumulated    Comprehensive  Exercise of      Held in Treasury
                                 Stock    Capital     Deficit      Income         Stock Options  Shares       Amount       Total
                                 -----    -------     -------      ------         -------------  ------       ------       -----
Balance--November 30, 2000      $12,846 $26,489,347 $(23,775,285)         --                --    22,000    $(75,625)   $2,651,283

Exercise of stock options           183     140,214                                                                        140,397

Amortization of non employee
  options                                     7,467                                                                          7,467
Net loss for the three months
  ended February 28, 2001                               (283,975)                                                         (283,975)

Note receivable from employee
  for exercise of stock options                                                        (91,059)                            (91,059)

Unrealized gains on securities                                         7,000                                                 7,000
                                ------- ----------- ------------     -------         ---------    ------    --------    ----------
Balance--February 28, 2001      $13,029 $26,637,028 $(24,059,260)    $ 7,000         $ (91,059)   22,000    $(75,625)   $2,431,113
                                ======= =========== ============     =======         =========    ======    ========    ==========

                       See Accompanying Notes to Condensed Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Three          For the Three
                                                              Months Ended           Months Ended
                                                              February 28,           February 29,
                                                              2001                   2000
                                                              -------------          -------------
Cash flows from operating activities:
     Comprehensive (loss)                                     $    (276,975)         $    (233,159)
                                                              -------------          -------------
Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
     Depreciation and amortization                                   65,671                 61,170
     (Increase) decrease in
         Accounts receivable                                         28,220                 90,192
         Inventory                                                   (4,449)                48,038
         Prepaid expenses and other current assets                 (116,111)               (59,357)
     Increase (decrease) in
         Accounts payable and accrued liabilities                   243,009                 (2,001)
     Other, net                                                     (19,342)                (4,594)
                                                              -------------          -------------
     Total adjustments                                              196,998                133,448
                                                              -------------          -------------
                                                              $     (79,977)         $     (99,711)
                                                              =============          =============

Cash flows from investing activities:
     Sale of investments                                            234,145                     --
     Capital expenditures, net                                      (36,826)               (28,206)
                                                              -------------          -------------
     Net cash (used in) provided by investing
       activities                                             $     197,319          $     (28,206)
                                                              =============          =============
Cash flows from financing activities:
     Proceeds from issuance of common stock                          56,805                 59,438
                                                              -------------          -------------
                                                              $      56,805          $      59,438
                                                              =============          =============
Net change in cash and cash equivalents                             174,147                (68,479)

Cash and cash equivalents at beginning of period                    576,537                794,430
                                                              -------------          -------------
Cash and cash equivalents at end of period                    $     750,684          $     725,951
                                                              =============          =============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                 $       5,128          $       4,379

Non cash operating and financing activities:
  On January 8, 2001, the Company received a note receivable in the amount of $91,059 from an employee for the exercise of stock options.

                       See Accompanying Notes to Condensed Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

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


Note 2 - Investments

                                  Amortized        Gross           Gross         Fair       Carrying
                                       Cost   Unrealized      Unrealized        Value         Amount
                                                   Gains          Losses
                                  ---------   ----------      ----------        -----       --------
Available for Sale Securities
     Corporate Debt Securities   $1,410,105   $    7,000      $       --      $1,417,105   $1,417,105
                                 ----------   ----------      ----------      ----------   ----------
                                 $1,410,105   $    7,000      $       --      $1,417,105   $1,417,105
                                 ==========   ==========      ==========      ==========   ==========

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                              February 28,           November 30,
                                                              2001                   2000
                                                              (Unaudited)
                                                              -------------          -------------
     Raw materials (component parts)                          $     123,460          $      89,030
     Finished units                                                  69,652                 99,633
                                                              -------------          -------------
                                                              $     193,112          $     188,663
                                                              =============          =============


Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                              February 28,           November 30,
                                                              2001                   2000
                                                              (Unaudited)
                                                              -------------          -------------
     Accounts payable trade                                   $     243,951          $     219,193
     Deferred warranty revenue                                       90,813                114,209
     Accrued payroll                                                264,887                156,114
     Other accrued expenses                                         222,314                 89,440
                                                              -------------          -------------
                                                              $     821,965          $     578,956
                                                              =============          =============

Note 5 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue. As of February 28, 2001 the Company contributed approximately $146,000 to HM, however losses for the period exceeded this amount bringing the investment in joint venture to zero.

Note 6 - Income Taxes

The Company has federal net operating loss carryforwards of approximately $25,000,000, which expire beginning in fiscal year 2002 through fiscal year ended 2020. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carryforwards for state tax purposes of approximately $17,000,000 expiring at various times from fiscal years ending 2002 through 2020.

During December 2000, the Company completed the sale of approximately $2,922,200 of its New Jersey net operating loss carryforwards and received $219,603 which was recorded as a gain on sale of net operating loss carryovers.

Note 7 - Note Receivable

On January 8, 2001, the Company issued a promissory note in the amount of $91,059 to the Company's president in connection with the exercise of stock options which were due to expire on February 1, 2001.

Note 8 - Subsequent Event

On April 4, 2001, the Company received $4,000,000 (less certain legal costs associated with the transaction) from Galen Partners III, L.P. in exchange for 796,813 shares of common stock. In conjunction with the sale of the shares, the Company agreed to extend all of their outstanding warrants to November 15, 2007.

 The purpose of the proforma balance sheet information is to reflect the sale of common stock subsequent to the balance sheet date as if it had taken place on February 28, 2001. The proforma information may not be indicative of the future financial position of the Company and does not take into account the effect of changes in financial position and results of operations since February 28, 2001, other than the sale of the shares, net of applicable expenses.

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                       Period to Period Percentage Changes
                                            For the Three Months          For the Three Months Ended
                                            Ended February 28, 2001         February 28, 2001 vs.
                                            and February 29, 2000            February 29, 2000
                                            2001             2000
                                            ----             ----            -----------------
     Revenue                                  100.0%       100.0%                    127.7
     Cost of revenue                           33.0         56.0                      34.2
                                              -----        -----
     Gross profit                              67.0         44.0                     246.7
     Selling, general and
        administrative                         98.0        118.6                      88.2
     Research and development                  13.1         25.2                      18.2
                                              -----        -----
     Loss from operations                     (44.1)       (99.8)                       .5
     Interest income                            2.8          -                         *
     Interest expense                           (.4)        (2.5)                    (61.9)
                                              -----        -----
     Net loss before income tax benefit       (41.7)      (102.3)                     (7.2)
     Income tax benefit
     Gain on sale of state net
     operating loss carryforwards              18.2         58.3                     (29.0)
                                              -----        -----
     Net loss                                 (23.5)       (44.0)                     21.8
     Other comprehensive income:
     Unrealized gains on securities
     available for sale                          .6          -                         *
                                              -----        -----
     Comprehensive loss                       (22.9)       (44.0)                     18.8
                                              =====        =====

     * Not meaningful

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 29, 2000

Net sales for the three months ended February 28, 2001 increased by 128% or approximately $678,000 when compared to the three months ended February 29, 2000. This increase is primarily due to the implementation of five additional health care plans encompassing over five hundred thousand lives to provide its ohms|cad(R) disease management service program. In addition, we began the implementation of our most recent contract with PacifiCare of California during March and are scheduled to begin Oregon and Washington within the next few months. Revenue for the second quarter will increase as a result of this expansion.

Revenues received through Interactive Heart Management Corp. (IHMC(R)), qmed's wholly owned subsidiary, are structured on a contractual basis whereby the Company receives a payment from health care providers calculated as a percentage of the reduction of the organization's costs of providing care for CAD patients. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The savings derived are distributed to the Company on a predetermined basis by the contracting organization. From inception of the contract, we receive a monthly pre-payment of a portion of the estimated savings. Such pre-payments are recorded as revenue. Once the actual reduction of cost is calculated, the pre-payments are subtracted and any additional savings distribution owed is billed and recorded at that time. We also enter into contractual arrangements whereby we receive a flat predetermined fee as a member becomes enrolled into our program. The fee is paid on a monthly basis per enrolled member and the total fees increase as the number of members are enrolled.

Our gross profit margin increased to 67% during the three months ended February 28, 2001 from 44% for the three months ended February 29, 2000. The increase was primarily due to the increase in revenue from the Company's disease management segment. We expect our gross profit margin to decrease slightly as we begin implementation on a per enrolled member basis until a significant percentage of identified members are enrolled into our program.

Selling, general and administrative expenses for the three months ended February 28, 2001 increased by approximately $555,000 or 88.2% compared to the three months ended February 29, 2000. This increase was primarily due to the increase in the level of selling and implementation activity related to the Company's disease management segment. Management expects selling, general and administrative expenses to continue to increase as a result of the implementation of the PacifiCare health plans during the remainder of fiscal 2001.

Research and development expenses for the three months ended February 28, 2001 increased by approximately $24,000 or 18.2% when compared to the corresponding first quarter of 2000. The Company continues to invest in the development and improvement of its products, including its ohms|cad software applications, internal and external data analysis.

We received approximately $220,000 in cash during December 2000 from the sale of state tax benefits which added to the reduction of our net loss for the first quarter.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $27,000,000 less applicable expenses.

We had working capital of $1,799,703 at February 28, 2001 compared to $2,009,012 at November 30, 2000 and ratios of current assets to current liabilities 3.0:1 and 4.1:1 as of November 30, 2000.

On April 4, 2001 we received approximately $4,000,000 from three investors led by Galen Partners III, L.P., in exchange for 796,813 shares of our common stock. The sale is reflected in the proforma balance sheet as if the sale had occurred on February 28, 2001. As a result of the investment, we had proforma working capital of $5,754,235 at February 28, 2001 compared to $2,009,012 at November 30, 2000 and a proforma ratio of current assets to current liabilities of 7.5:1 compared to 4.1.1: as of November 30, 2000.

We anticipate that funds generated from operations, together with cash and investments, will be sufficient to meet our working capital requirements for the current year. In the event sales do not meet our expectations, we may be required to seek additional financing to support IHMC's sales and implementation efforts.

We maintain a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. Our receivables balances over 90 days past due was 6.7% of the receivables balance at February 28, 2001 compared to 19.5% at November 30, 2000. We are aggressively seeking payment arrangements on these overdue amounts.

We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, our ability to maintain access to external financing sources and its financial liquidity, the acceptance of the ohms|cad system by health care providers, and our ability to manage expense levels.

Need for Additional Capital As of February 28, 2001, we had approximately $2,168,000 of cash and short term investments. During April 2001, the Company received a $4,000,000 investment from private investors. Although we have experienced negative cash flows periodically since fiscal 1995, management expects the negative cash flow to decrease significantly as increased service revenue is generated under current and future agreements to provide ohms|cad services. Our future success is highly dependent upon our continued access to sources of financing which we believe is necessary for the continued expansion of IHMC's sales and implementation efforts.

Regulation Our products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration. The process of obtaining and maintaining FDA and other required regulatory approvals for the Company's products is lengthy, expensive and uncertain. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur which will have an adverse affect on our business.

Stock Price Fluctuations Our participation in a highly competitive industry often results in significant volatility in our common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that the objectives or plans of ours will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within the industry may change adversely; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our financial position and results of operations.

Part II - Other Information

     Item 1.      Legal Proceedings

                  No change from previous filing.

     Item 2.      Changes in Securities and Use of Proceeds

                  On April 4, 2001, three investors led by Galen Partners III, L.P., purchased 796,813 shares of the Company's common stock in a directly negotiated private placement. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) and Rule 506 of Regulation D, thereunder.

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

                                           Q-Med, Inc.



                                           By: /s/ Michael W. Cox
                                               -------------------------
                                               Michael W. Cox
                                               President
                                               Principal Executive and
                                               Financial Officer
Dated:  April 12, 2001