Form 10-Q
period 2001-05-31
Q MED INC
filed 2001-07-10
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the quarter ended: May 31, 2001 - Commission file number: 0-11411

                                   Q-Med, Inc.
                                   -----------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                  22-2468665
                  --------                                  ----------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


       100 Metro Park South, Laurence Harbor, New Jersey        08878
       -------------------------------------------------        -----
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

Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock on July 6, 2001: 13,849,495

                                     Q-MED, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           May 31, 2001          November 30, 2000
                                                          ---------------        -----------------
                                                            (Unaudited)
ASSETS

Current assets
Cash and cash equivalents                                 $     4,354,538        $       576,537
Investments                                                     1,520,849              1,651,250
Accounts receivable, net of
  allowances of approximately
  $0 and $42,000 respectively                                     120,742                 85,416
Inventory                                                         186,943                188,663
Prepaid expenses and other current assets                         159,522                154,785
                                                          ---------------        ---------------
                                                                6,342,594              2,656,651

Property and equipment, net                                       465,423                447,693
Product software development costs                                189,168                155,031
Other assets                                                      129,563                131,053
Investment in joint venture                                            --                     --
                                                          ---------------        ---------------
                                                          $     7,126,748        $     3,390,428
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                     $     1,080,192        $       578,956
Leases payable, current portion                                    64,376                 68,683
                                                          ---------------        ---------------
                                                                1,144,568                647,639

Leases payable - long term                                         53,737                 81,833
Deferred revenue                                                    3,495                  9,673
                                                          ---------------        ---------------
                                                                1,201,800                739,145

Stockholders' equity Common stock $.001 par value;
  40,000,000 shares authorized; 13,839,903 and
  12,846,631 shares issued and 13,817,903 and
  12,824,631 outstanding                                           13,840                 12,846
Paid-in capital                                                30,647,007             26,489,347
Accumulated deficit                                           (24,575,535)           (23,775,285)
Accumulated other comprehensive income
  Unrealized gains on securities available for sale                 6,320                     --
                                                          ---------------        ---------------
                                                                6,091,632              2,726,908

Less note receivable - employee exercise of stock options         (91,059)                    --
Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      5,924,948              2,651,283
                                                          ---------------        ---------------
                                                          $     7,126,748        $     3,390,428
                                                          ===============        ===============

                   See Accompanying Notes to Condensed Consolidated Financial Statements

                                                    2

                                    Q-MED, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                             (Unaudited)

                                     For the Three    For the Three     For the Six      For the Six
                                     Months Ended     Months Ended      Months Ended    Months Ended
                                     May 31, 2001     May 31, 2000      May 31, 2001    May 31, 2000
                                    -------------    -------------     -------------  ---------------
Revenue                             $   1,654,698    $     542,562     $   2,862,625  $     1,072,951

Cost of revenue                           717,008          318,690         1,234,213          615,677
                                    -------------    -------------     -------------  ---------------
      Gross profit                        937,690          223,872         1,628,412          457,274

Selling, general and
  administrative expenses               1,300,769          691,032         2,365,698        1,319,850
Research and development
  expenses                                170,110          121,260           328,000          254,817
                                    -------------    -------------     -------------  ---------------
Loss from operations                     (553,189)        (588,420)       (1,065,286)      (1,117,393)

Loss in operations of joint venture       (26,250)              --           (26,250)              --
Interest expense                           (4,376)         (12,783)           (9,504)         (22,614)
Interest income                            47,540           68,514            81,187           64,903
                                    -------------    -------------     -------------  ---------------
Loss before income tax benefit           (516,275)        (532,689)       (1,019,853)      (1,075,104)

Income tax benefit - gain on sale
  of state net operating loss
  carryovers                                   --               --           219,603          309,256
                                    -------------    -------------     -------------  ---------------
Net (loss)                               (516,275)        (532,689)         (800,250)        (765,848)

Other comprehensive income (loss)
  Unrealized gains (losses) on
  securities available for sale              (680)         (22,702)            6,320          (22,702)
                                    -------------    -------------     -------------  ---------------
Comprehensive (loss)                $    (516,955)   $    (555,391)    $    (793,930)   $    (788,550)
                                    =============    =============     =============    =============

(Loss) per common share             $        (.04)   $        (.04)    $        (.06)   $        (.06)
                                    -------------    -------------     -------------  ---------------
Weighted average number of
  shares of common stock
  outstanding                          13,537,626       12,641,966        13,230,019       12,456,981
                                    =============    =============     =============    =============

                  See Accompanying Notes to Condensed Consolidated Financial Statements

                                                3

                                                       Q-MED, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     For the Six Months Ended May 31, 2001
                                                                (Unaudited)

                                                                     Accumulated    Note Receivable
                                                                     Other          Employee           Common Stock
                                Common     Paid-in     Accumulated   Comprehensive  Exercise of      Held in Treasury
                                Stock      Capital     Deficit       Income         Stock Options   Shares      Amount      Total
                                -----      -------     -------       ------         -------------   ------      ------      -----
Balance--November 30, 2000     $12,846   $26,489,347   $(23,775,285)  $       --     $        --    22,000    $(75,625)  $2,651,283

Exercise of stock options          197       161,022                                                                        161,219

Sale of stock to Galen
  Associates for cash,
  net of legal fees                797     3,981,704                                                                      3,982,501

Amortization of non employee
  options                                     14,934                                                                         14,934
Net loss for the six months
  ended May 31, 2001                                       (800,250)                                                       (800,250)

Note receivable from  employee
  for exercise of stock options                                                          (91,059)                           (91,059)

Unrealized holding losses on
  Securities available for sale                                            6,320                                              6,320
                               -------   -----------   ------------   ----------      ----------    ------    --------   ----------
Balance--May 31, 2001          $13,840   $30,647,007   $(24,575,535)  $    6,320      $  (91,059)   22,000    $(75,625)  $5,924,948
                               =======   ===========   ============   ==========      ==========    ======    ========   ==========

                                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                                                            4

                                        Q-MED, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                 For the Six           For the Six
                                                                Months Ended          Months Ended
                                                                   May 31,                May 31,
                                                                     2001                  2000
                                                                -------------         -------------
Cash flows from operating activities:
  Comprehensive (loss)                                          $    (793,930)        $    (788,550)
                                                                =============         =============

Adjustments to reconcile net income to cash and cash
  equivalents (used in) provided by operating activities:
    Loss on sale of investments                                         2,856                    --
    Loss in operations of joint venture                                26,250                    --
    Depreciation and amortization                                     115,732               105,968
    Amortization of non-employee stock options                         14,934                    --
    (Increase) decrease in
      Accounts receivable                                             (35,326)               94,816
      Inventory                                                         1,720                80,655
      Prepaid expenses and other current assets                        (4,737)              (48,528)
    Increase (decrease) in
      Accounts payable and accrued liabilities                        501,236               (41,946)
    Other, net                                                        (41,437)              (10,176)
                                                                -------------         -------------
    Total adjustments                                                 581,228               180,789
                                                                -------------         -------------
                                                                $    (212,702)        $    (607,761)
                                                                =============         =============

Cash flows from investing activities:
   Proceeds from sale of securities available for sale                850,000                    --
   Purchases of securities available for sale                        (719,599)           (2,069,054)
   Capital expenditures, net                                         (166,109)             (135,046)
   Investment in joint venture                                        (26,250)                   --
                                                                -------------         -------------
                                                                $     (61,958)        $  (2,204,100)
                                                                =============         =============

Cash flows from financing activities:
  Proceeds from issuance of common stock                        $   4,052,661         $   3,145,790
                                                                =============         =============

Net (decrease) increase in cash and cash equivalents                3,778,001               333,929

Cash and cash equivalents at beginning of period                      576,537               794,430
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $   4,354,538         $   1,128,359
                                                                =============         =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                   $       9,504         $       9,065

Non-cash operating and financing activities:

On January 8, 2001, the Company received a note receivable in the amount of $91,059 from an employee for the exercise of stock options.


                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                                      5

                          Q-MED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

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

Note 2 - Investments in Securities

Investments in securities available-for-sale as of May 31, 2001 were as follows:

                                     Market     Unrealized Costs    Value Gain
                                     ------     ----------------    ----------
     Corporate Debt Securities     $1,520,849      $1,514,529         $ 6,320


During the six months ending May 31, 2001, the Company sold available-for-sale securities for approximately $850,000 resulting in a loss of approximately $2,856.

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                              May 31,          November 30,
                                               2001               2000
                                           -------------      -------------
                                            (Unaudited)

     Raw materials (component parts)       $     120,313      $      89,030
          Finished units                          66,630             99,633
                                           -------------      -------------
                                           $     186,943      $     188,663
                                           =============      =============

Note 4 - Product Software Development Costs

During the six months ended May 31, 2001 the Company capitalized approximately $50,000 in product software development costs.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                              May 31,          November 30,
                                               2001               2000
                                           -------------      -------------
                                            (Unaudited)

     Accounts payable trade                $     291,339      $     219,193
     Deferred revenue                            311,769            114,209
     Accrued payroll and commissions             254,180            156,114
     Other accrued expenses                      222,904             89,440
                                           -------------      -------------
                                           $   1,080,192      $     578,956
                                           =============      =============

Note 6 - Note Receivable

On January 8, 2001, the Company accepted a promissory note in the amount of $91,059 from the Company's president in connection with the exercise of stock options which were due to expire on February 1, 2001. The note bears interest at 7.5% per annum and is due in January 2002.

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                        Period to Period Percentage Changes
                                          For the Six Months  For the Three Months  For the Six Months    For the Three Months
                                             Ended May 31,         Ended May 31,        Ended May 31,         Ended May 31,
                                            2001      2000        2001      2000        2001 Vs. 2000         2001 Vs. 2000
                                            ----      ----        ----      ----        -------------         -------------
Revenue                                    100.0%     100.0%     100.0%    100.0%           166.8                205.0
Cost of revenue                             43.1       57.4       43.3      58.7            100.5                125.0
                                           -----      -----      -----     -----
Gross profit                                56.9       42.6       56.7      41.3            256.1                318.9
Selling, general and administrative
  expenses                                  82.6      123.0       78.6     127.4             79.2                 88.2
Research and development expenses           11.5       23.7       10.3      22.4             28.7                 40.3
                                           -----      -----      -----     -----
(Loss) from operations                     (37.2)    (104.1)     (32.2)   (108.5)            (4.7)                (9.4)
Loss in operations of joint venture          (.9)       -         (1.6)      -                *                    *
Interest expense                             (.3)      (2.1)       (.3)     (2.3)           (58.0)               (65.8)
Interest income                              2.8        6.0        2.9      12.6             25.1                (30.6)
                                           -----      -----      -----     -----
Loss before income tax benefit             (35.6)    (100.2)     (31.2)    (98.2)            (5.1)                (3.1)
Income tax benefit - gain on sale
  of state net operating loss
  carryovers                                 7.7       28.8          -         -               *                    *
                                           -----      -----      -----     -----
Net (loss)                                 (27.9)     (71.4)     (31.2)    (98.2)            (4.5)                (3.1)
Other comprehensive income (loss)
  Unrealized gains (losses) on
    securities available for sale             .2       (2.1)         -      (4.2)              *                  (9.7)
                                           -----      -----      -----     -----
Comprehensive (loss)                       (27.7)     (73.5)     (31.2)   (102.4)              .7                 (6.9)
                                           =====      =====      =====     =====
* Not meaningful

SIX AND THREE MONTHS ENDED MAY 31, 2001 COMPARED WITH THE SIX AND THREE MONTHS ENDED MAY 31, 2000

         Net sales for the six months ended May 31, 2001 increased by 167% or approximately $1,790,000 when compared to the six months ended May 31, 2000. This overall increase is primarily due to a 313.4% or $1,964,000 increase in revenue related to the disease management segment. Revenue related to the capital equipment segment decreased approximately 39% or $175,000 for the same six month period. Our focus has been primarily on the marketing of the ohms|cad system to managed care organizations through its wholly owned subsidiary, Interactive Heart Management Corp. ("IHMC(R)"). Net sales for the three months ended May 31, 2001 increased by 205% or approximately $1,112,000 when compared to the three months ended May 31, 2000. We anticipate a substantial and continual increase in revenue during the subsequent quarters as we continue to enroll patients from our PacifiCare population in California as well as, expand into Oregon, Washington and Texas. We are also preparing to begin enrollment for our most recent contract with Regence in Idaho and Utah.

Revenues received through Interactive Heart Management Corp., QMed's wholly owned subsidiary, are structured on a contractual basis whereby the Company receives a payment from health care providers calculated as a percentage of the reduction of the organization's costs of providing care for CAD patients. An initial baseline is selected and the total CAD costs are computed as baseline costs. The ohms|cad system is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with coronary disease. At the end of each contract year the total CAD costs are then calculated and compared to the baseline year costs. The savings derived are distributed to the Company on a predetermined basis by the contracting organization. From inception of the contract, we receive a monthly pre-payment of a portion of the estimated savings. Such pre-payments are recorded as revenue. Once the actual reduction of cost is calculated, the pre-payments are subtracted and any additional savings distribution owed is billed and recorded at that time. We also enter into contractual arrangements whereby we receive a flat predetermined fee as a member becomes enrolled into our program. The fee is paid on a monthly basis per enrolled member and the total fees increase as the number of members are enrolled.

Our gross profit margin for the six months ended May 31, 2001 increased to 56.9% from 42.6% for the six months ended May 31, 2000. Our gross profit margin for the three months ended May 31, 2001 increased to 56.7% from 41.3% for the three months ended May 31, 2000. The increase was primarily due to the increase in sales related to our disease management services. We expect our gross profit margins to decrease slightly as we aggressively enroll patients into the program over the next several quarters.

Selling, general and administrative expenses for the six months ended May 31, 2001 increased by approximately 79% or $1,046,000 compared to the six months ended May 31, 2000. Selling, general and administrative expenses for the three months ended May 31, 2001 increased by approximately 88% or $610,000 compared to the three months ended May 31, 2000. This increase was primarily due to the increase in the level of selling and administrative costs related to the Company's disease management segment from the expansion and implementation of our membership within the Regence and PacifiCare sites.

Research and development expenses for the six months ended May 31, 2001 increased by approximately 29% or $73,000 when compared to the corresponding six months ended May 31, 2000. Research and development expenses for the three months ended May 31, 2001 increased by approximately 40% or $49,000 when compared to the corresponding three months ended May 31, 2000. We will continue to invest in the development and improvement of our products, including our disease management software applications and data analysis.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $5,198,026 at May 31, 2001 compared to $2,009,012 at November 30, 2000 and ratios of current assets to current liabilities 5.5:1as of May 31, 2001 and 4.1:1 as of November 30, 2000.

On April 4, 2001, we received approximately $4,000,000, less certain legal costs associated with this transaction, from three investors led by Galen Partners III, L.P., in exchange for 796,813 shares of our common stock. We anticipate that funds generated from operations, together with cash and investments, will be sufficient to meet our working capital requirements for the current year.

We maintain a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. Our receivables balances over 90 days past due was 5.2% of the receivables balance at May 31, 2001 compared to 19.5 % at November 30, 2000. We are aggressively seeking payment arrangements on these overdue amounts.

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

Need for Additional Capital As of May 31, 2001, the Company had approximately $5,875,000 of cash and short term investments. The Company has experienced negative cash flows since fiscal 1995 and recently experienced a reduction in negative cash flow. The Company expects the monthly negative cash flow to continue to decrease as a result of increased activities related to ohms|cad. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales effort. It remains the Company's policy to seek the minimum amount of capital required to finance existing contracts based on market conditions. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                  None.

     Item 3.      Defaults upon Senior Securities

                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 31, 2001, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 26, 2001, the record date of the meeting, was 13,827,903 of which 12,991,613 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                           Michael W. Cox
                           David Feldman
                           Richard I. Levin
                           Robert A. Burns
                           A. Bruce Campbell
                           Herbert H. Sommer

                  The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                                   For       Against   Abstain

                  To ratify the selection of
                  auditors............          12,795,348   26,175    170,090


     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Q-Med, Inc.




                                           By:  /s/ Michael W. Cox
                                               ---------------------
                                               President Principal Executive
                                               and Financial Officer

Dated:  July 9, 2001

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed balance sheets of Q-Med, Inc. and Subsidiaries as of May 31, 2001, and the related condensed consolidated statements of operations for the three months and six months ended May 31, 2001 and 2000 and condensed consolidated statements of stockholders' equity and cash flows for the six months then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of November 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                 AMPER, POLITZINER & MATTIA P.A.


July 9, 2001
Edison, New Jersey