Form 10-Q
period 2001-08-31
Q MED INC
filed 2001-10-12
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended: August 31, 2001           Commission file number: 0-11411

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on October 9, 2001: 13,962,327.

                                  Q-MED, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          August 31, 2001         November 30,
                                                            (Unaudited)               2000
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,151,763        $       576,537
Investments                                                     4,443,018              1,651,250
Accounts receivable, net of
  allowances of approximately
  $13,000 and $42,000 respectively                                591,564                 85,416
Inventory                                                         166,584                188,663
Prepaid expenses and other current assets                         164,010                154,785
                                                          ---------------        ---------------
                                                                6,516,939              2,656,651

Property and equipment, net                                       474,240                447,693
Product software development costs                                249,038                155,031
Other assets                                                      152,234                131,053
Investment in joint venture                                            --                     --
                                                          ---------------        ---------------
                                                          $     7,392,451        $     3,390,428
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                     $       557,019        $       402,041
Leases payable, current portion                                    59,347                 68,683
Accrued salaries and commissions                                  235,167                156,115
Physician fees payable                                            173,724                 20,800
                                                          ---------------        ---------------
                                                                1,025,257                647,639

Leases payable - long term                                         41,181                 81,833
Deferred revenue                                                  369,062                  9,673
                                                          ---------------        ---------------
                                                                1,435,500                739,145
Stockholders' equity Common stock $.001 par value;
  40,000,000 shares authorized; 13,961,327 and
  12,846,631 shares issued and 13,939,327 and
  12,824,631 outstanding                                           13,961                 12,846
Paid-in capital                                                30,961,467             26,489,347
Accumulated deficit                                           (24,957,767)           (23,775,285)
Accumulated other comprehensive income
  Unrealized gains on securities available for sale                14,915                     --
                                                          ---------------        ---------------
                                                                6,032,576              2,726,908

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      5,956,951              2,651,283
                                                          ---------------        ---------------
                                                          $     7,392,451        $     3,390,428
                                                          ===============        ===============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                    Q-MED, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND COMPREHENSIVE INCOME
                                               (Unaudited)


                                   For the Three    For the Three      For the Nine     For the Nine
                                    Months Ended     Months Ended      Months Ended     Months Ended
                                   August 31, 2001  August 31, 2000   August 31, 2001  August 31, 2000
                                   ---------------  ---------------   ---------------  ---------------
Revenue                             $   2,129,421    $     835,745     $   4,992,046    $   1,908,696

Cost of revenue                           973,653          368,276         2,207,866          983,953
                                    -------------    -------------     -------------    -------------
Gross profit                            1,155,768          467,469         2,784,180          924,743

Selling, general and
  administrative expenses               1,381,102          824,722         3,746,800        2,144,572
Research and development
  expenses                                191,924          103,009           519,924          357,826
                                    -------------    -------------     -------------    -------------
Loss from operations                     (417,258)        (460,262)       (1,482,544)      (1,577,655)

Loss in operations of joint venture       (16,250)         (82,052)          (42,500)         (82,052)
Interest expense                           (3,800)          (4,883)          (13,304)         (27,497)
Interest income                            55,076           41,624           136,263          106,527
                                    -------------    -------------     -------------    -------------
Loss before income tax benefit           (382,232)        (505,573)       (1,402,085)      (1,580,677)

Income tax benefit - gain on sale
  of state net operating loss
  carryovers                                   --               --           219,603          309,256
                                    -------------    -------------     -------------    -------------
Net (loss)                               (382,232)        (505,573)       (1,182,482)      (1,271,421)

Other comprehensive income (loss)
  Unrealized gains (losses) on
  securities available for sale             8,595           21,202            14,915           (1,500)
                                    -------------    -------------     -------------    -------------
Comprehensive (loss)                $    (373,637)   $    (484,371)    $  (1,167,567)   $  (1,272,921)
                                    =============    =============     =============    =============

(Loss) per common
  share - basic and diluted         $        (.03)   $        (.04)    $        (.09)   $        (.10)
                                    -------------    -------------     -------------    -------------
Weighted average number of
  shares of common stock
  outstanding - basic and diluted      13,885,306       12,844,743        13,450,042       12,586,235
                                    =============    =============     =============    =============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                                    Q-MED, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             For the Nine Months Ended August 31, 2001
                                                             (Unaudited)


                                                                              Accumulated
                                                                              Other              Common Stock
                                    Common       Paid-in       Accumulated    Comprehensive      Held in Treasury
                                     Stock       Capital       Deficit        Income             Shares      Amount       Total
                                     -----       -------       -------        ------             ------      ------       -----
Balance--November 30, 2000          $12,846     $26,489,347    $(23,775,285)  $         --        22,000    $(75,625)  $ 2,651,283

Exercise of stock options and
  warrants                              318         487,261                                                                487,579

Sale of stock to Galen Associates
  for cash, net of legal fees           797       3,962,458                                                              3,963,255

Amortization of non-employee
  options                                            22,401                                                                 22,401

Net loss for the nine months
  ended August 31, 2001                                          (1,182,482)                                            (1,182,482)

Unrealized holding losses on
  securities available for sale                                                     14,915                                  14,915
                                    -------     -----------    ------------   ------------        ------    --------   -----------
Balance--August 31, 2001            $13,961     $30,961,467    $(24,957,767)  $     14,915        22,000    $(75,625)  $ 5,956,951
                                    =======     ===========    ============   ============        ======    ========   ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                       Q-MED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                     For the Nine Months Ended
                                                               August 31, 2001       August 31, 2000
                                                               ---------------       ---------------
Cash flows from operating activities:
     Net (loss)                                                $   (1,182,482)       $   (1,271,421)
                                                               ==============        ==============
Adjustments to reconcile net loss to cash and
  cash equivalents (used in) provided by operating activities:
     Loss on sale of investments                                        5,323                    --
     Loss in operations of joint venture                               42,500                82,052
     Depreciation and amortization                                    203,884               183,742
     Amortization of non-employee stock options                        22,401                 7,467
     (Increase) decrease in
         Accounts receivable                                         (506,148)               80,502
         Inventory                                                     22,079               106,571
         Prepaid expenses and other current assets                     (9,225)             (123,088)
     Increase (decrease) in
         Accounts payable and accrued liabilities                     386,954               (15,042)
         Deferred revenue                                             359,389                    --
         Other, net                                                   (40,396)              (13,048)
                                                               --------------        --------------
     Total adjustments                                                486,761               309,156
                                                               --------------        --------------
                                                               $     (695,721)       $     (962,265)
                                                               ==============        ==============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale            5,191,683                    --
     Purchases of securities available for sale                    (7,983,451)           (1,496,043)
     Capital expenditures, net                                       (345,619)             (268,647)
     Investment in joint venture                                      (42,500)              (82,052)
                                                               --------------        --------------
                                                               $   (3,179,887)       $   (1,846,742)
                                                               ==============        ==============

Cash flows from financing activities:
     Proceeds from issuance of common stock                    $    4,450,834        $    3,150,527
                                                               ==============        ==============

Net increase in cash and cash equivalents                             575,226               341,520

Cash and cash equivalents at beginning of period                      576,537               794,430
                                                               --------------        --------------

Cash and cash equivalents at end of period                     $    1,151,763        $    1,135,950
                                                               ==============        ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                  $       13,304        $       10,426

Non-cash operating and financing activities:
On January 8, 2001, the Company received a note receivable in the amount of $91,059 from an employee for the exercise of stock options. The note was paid in full on August 29, 2001.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                          Q-MED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

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

Note 2 - Investments in Securities

Investment in securities available-for-sale as of August 31, 2001 were as follows:

                                      Market       Unrealized Costs  Value Gain
                                      ------       ----------------  ----------
     Corporate debt securities     $ 2,049,882       $ 2,035,741      $ 14,141
     Government securities           2,393,136         2,392,362           774
                                   -----------       -----------      --------
                                   $ 4,443,018       $ 4,428,103      $ 14,915
                                   ===========       ===========      ========

Note 3 - Inventories

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                              August 31,         November 30,
                                              2001               2000
                                              (Unaudited)
                                              -------------      -------------
     Raw materials (component parts)          $     100,132      $      89,030
     Finished units                                  66,452             99,633
                                              -------------      -------------
                                              $     166,584      $     188,663
                                              =============      =============

Note 4 - Product Software Development Costs

During the nine months ended August 31, 2001 the Company capitalized approximately $130,000 in product software development costs. These costs are amortized over a five-year useful life.

Note 5 - Patent and Deferred Legal Costs

During the third quarter, the Company has instituted patent litigation. The Company defers legal costs associated with prosecuting claims relating to existing patents. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of August 31, 2001, $25,774 has been capitalized as deferred legal costs and is included in other assets.

Note 6 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue. As of August 31, 2001, the Company contributed approximately $166,000 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                           August 31,           November 30,
                                           2001                 2000
                                           (Unaudited)
                                           -------------        -------------
     Accounts payable trade                $     306,351        $     219,192
     Deferred warranty revenue                    81,500              114,209
     Other accrued expenses                      169,168               68,640
                                           -------------        -------------
                                           $     557,019        $     402,041
                                           =============        =============

Note 8 - Physician Fees Payable

Under the terms of certain contracts, the participating physicians receive a fee for each patient which is evaluated under the Company's program. The health plan pays the physician directly and deducts the payments from the fees paid to the Company. As of August 31, 2001, there was $173,724 outstanding under these provisions.

Note 9 - Business Segment Information

The Company is organized into two business units, disease management services and medical equipment sales. Disease management service revenue is derived from contracted services with health plans. Revenues from medical equipment sales are derived from sales to primary care physicians or distributors of medical device equipment. All revenue from both segments were generated from customers in the United States. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales.

Summarized financial information by business segment is as follows:

                                               Three Months Ended              Nine Months Ended
                                                   August 31,                      August 31,
                                                 2001         2000             2001            2000
                                                 ----         ----             ----            ----
      Revenue:
         Disease management services      $   2,023,109   $   632,984     $  4,614,019   $  1,259,594

         Medical equipment sales                106,312       202,761          378,027        649,102
                                          -------------   -----------     ------------   ------------
                                          $   2,129,421   $   835,745     $  4,992,046   $  1,908,696
                                          =============   ===========     ============   ============

      Loss before income taxes:
         Disease management services      $    (122,325)  $  (312,694)    $   (577,309)  $ (1,098,970)

         Medical equipment sales               (259,907)     (192,879)        (824,776)      (481,707)
                                          -------------   -----------     ------------   ------------
                                          $    (382,232)  $  (505,573)    $ (1,402,085)  $ (1,580,677)
                                          =============   ===========     ============   ============

Note 10 - Note Receivable

On January 8, 2001, the Company accepted a promissory note in the amount of $91,059 from the Company's president in connection with the exercise of stock options which were due to expire on February 1, 2001. The note accrued interest at the rate of 7.5% per annum and was due in January 2002. The principal amount of this note plus accrued interest was paid in full on August 29, 2001.

Note 11 - Earnings per Share

For the periods presented basic and diluted loss per share were the same because the assumed conversion of warrants and stock options which totaled 3,172,895 and 3,198,294 shares were antidilutive and not included in the calculation of loss per share.

Note 12 - Subsequent Event

On September 11, 2001 the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company.

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                           Period to Period Percentage Changes
                                        For the Three Months   For the Nine Months      For the Three Months  For the Nine Months
                                          Ended August 31,      Ended August 31,          Ended August 31,      Ended August 31,
                                          2001      2000         2001      2000             2001 vs. 2000        2001 vs. 2000
                                          ----      ----         ----      ----             -------------        -------------
Revenue                                   100.0%   100.0%        100.0%   100.0%                154.8                161.5
Cost of revenue                            45.7     44.1          44.2     51.6                 164.4                124.4
                                          -----    -----         -----    -----
Gross profit                               54.3     55.9          55.8     48.4                 147.2                201.1
Selling, general and administrative        64.9     98.7          75.1    112.4                  67.5                 74.7
Research and development                    9.0     12.3          10.4     18.7                  86.3                 45.3
                                          -----    -----         -----    -----
Loss from operations                      (19.6)   (55.1)        (29.7)   (82.7)                 (9.3)                (6.0)
Loss in operations of joint venture         (.8)    (9.8)          (.9)    (4.3)                (80.2)               (48.2)
Interest expense                            (.2)     (.6)          (.3)    (1.5)                (22.2)               (51.6)
Interest income                             2.6      5.0           2.8      5.7                  32.3                 27.9
                                          -----    -----         -----    -----
Loss before income tax benefit            (18.0)   (60.5)        (28.1)   (82.8)                (24.4)               (11.3)
Income tax benefit - gain on sale
   of state net operating loss
   carryovers                                --       --           4.4     16.2                    --                (29.0)
                                          -----    -----         -----    -----
Net (loss)                                (18.0)   (60.5)        (23.7)   (66.6)                (24.4)                (7.0)
Unrealized gain (loss) on
   securities available for sale             .5      2.5            .3      (.1)                (59.5)                  *
                                          -----    -----         -----    -----
Comprehensive (loss)                      (17.5)   (58.0)        (23.4)   (66.7)                (22.9)                (8.3)
                                          =====    =====         =====    =====

*  Not meaningful

THREE AND NINE MONTHS ENDED AUGUST 31, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED AUGUST 31, 2000

Net sales for the three months ended August 31, 2001 increased by 154.8% or approximately $1,294,000 when compared to the three months ended August 31,2000. Net sales for the nine months ended August 31, 2001 increased by 161.5% or approximately $3,083,000 when compared to the nine months ended August 31,2000. This increase is due to the addition of approximately 550,000 members from five separate health plans entering our cardiovascular disease management program. As of August 31, 2001, our program covered approximately 1,000,000 lives. The Company expects revenues from this business segment to continue to increase as the PacifiCare implementation expands into Oregon, Texas and Washington beginning in the fourth quarter. This expansion should add approximately 100,000 new members to the program. We will also begin enrollment of our newest contracts with Regence of Idaho and Utah towards the end of the fourth quarter. During the next several months, this Regence contract is expected to add approximately 250,000 lives to our existing base of business.

Revenues received through our Interactive Heart Management subsidiary are structured on a contractual basis whereby we receive a payment from health management organizations calculated as a PMPM (per member per month) fee for revenues. An initial baseline time period is selected and the total cardiovascular costs are computed as baseline costs. Our disease management program is then placed in service and used throughout the contract period to reduce costs and improve the health status of patients with cardiovascular (CVD) disease. At the end of each contract year the total CVD costs are calculated and compared to the initial baseline year costs. From inception of the contract, we receive monthly PMPM fees. Such payments are recorded as revenue each month based on the membership for each health plan. Once the actual results are calculated, any increases or reductions in revenue would be recorded at that time. Under certain contracts, we have agreed to initially receive a monthly fee per member enrolled into our program. Enrollment is defined as the patient actually having an ohms|cad evaluation. In some cases, we have obtained third-party insurance policies to protect us from any material risk.

Our gross profit margin decreased slightly to 54.3% from 55.9% for the three months ended August 31, 2001. Our gross profit margins increased to 55.8% from 48.4% for the nine month period ended August 31, 2001 compared to the nine months ended August 31, 2000. The decrease in gross profit margin for the three month period ended August 31, 2001 was due to the aggressive enrollment of the PacifiCare membership. The direct costs associated with this primarily include salaries and travel expenses. The increase for the nine month period was primarily due to the increase in revenue related to the Company's disease management segment.

Selling, general and administrative expenses for the three months ended August 31, 2001 increased by approximately 67% or $556,000 compared to the three months ended August 31, 2000. Selling, general and administrative expenses for the nine months ended August 31, 2001 increased by approximately 75% or $1,602,000 compared to the nine months ended August 31, 2000. These increases are associated primarily with initial implementation of contracts which requires additional personnel, travel and commission expenses. Management expects selling, general and administrative expenses to increase as new customers are added to the ohms|cad program.

Research and development expenses for the three months ended August 31, 2001 increased by approximately 86% or $89,000 when compared to the corresponding nine months ended August 31, 1999. Research and development expenses for the nine months ended August 31, 2001 increased by approximately 45% or $162,000 when compared to the corresponding nine months ended August 31, 2000. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing coronary events. These programs incorporate state of the art digital communications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cad system.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $5,491,682 at August 31, 2001 compared to $2,009,012 at November 30, 2000 and ratios of current assets to current liabilities of 6.4:1 as of August 31, 2001 and 4.1:1 as of November 30, 2000. The working capital increase of approximately $3,500,000 was primarily due to the sale of 796,813 shares of common stock to three investors led by Galen Partners III, L.P. in April, 2001 for approximately $4,000,000 less certain closing costs. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%.

We anticipate that funds generated from operations, together with cash and investments, will be sufficient to meet our working capital requirements for the current year. In the event revenues do not meet our expectations, we may be required to seek additional financing to support IHMC's sales efforts.

The Company maintains a general policy of net 30-day payment terms on equipment sales to distributors, cash or third-party leasing arrangements with direct sales to physicians and letters of credit for international sales. In some instances, the Company has extended payment terms beyond net 30 to selected distributors. Our receivables balances over 90 days past due was less than 1% of the total receivables balance at August 31, 2001 compared to 19.5% at November 30, 2000.

We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect our current expectations. These factors include worldwide economic and political conditions, industry specific factors, our ability to maintain access to external financing sources, our financial liquidity, the acceptance of the ohms|cad system by health care organizations, and our ability to manage expense levels.

Need for Additional Capital As of August 31, 2001, we had approximately $5,600,000 of cash and short term investments. We have experienced negative cash flows since fiscal 1995 and recently experienced a substantial reduction in negative cash flow. We expect the monthly negative cash flow to continue to decrease as a result of increased revenue related to the disease management segment. Our future success is highly dependent upon our continued access to sources of financing which it believes are necessary for the continued support of IHMC's sales and operations. It remains our policy to seek the minimum amount of capital required to finance existing contracts based on market conditions. In the event we are unable to maintain access to our existing financing sources, or obtain other sources of financing, there would be a material adverse effect on our business, financial position and results of operations.

Regulation Our products are subject to extensive government regulation in the United States by federal, state and local agencies including the Food and Drug Administration. The process of obtaining and maintaining FDA and other required regulatory approvals for our products is lengthy, expensive and uncertain. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur which will adversely affect us.

Stock Price Fluctuations Our participation in a highly competitive industry often results in significant volatility in our common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward-Looking Statements This report contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan disease management services; the risks associated with a significant concentration of the Company's revenues with a limited number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under the terms of its health plan contracts; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies into the Company's care management information technology platform; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company's health plan operations and financing or reinsurance to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with health plan organizations; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

Part II - Other Information

     Item 1.      Legal Proceedings

                  No change from previous filing

     Item 2.      Changes in Securities

                  None.

     Item 3.      Defaults upon Senior Securities

                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders

                  None.

     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Loan Agreement dated September 11, 2001 between First Union National Bank and Q-Med, Inc.

                           10.2 Security Agreement dated September 11, 2001 between First Union National Bank and Q-Med, Inc.

                           10.3 Promissory Note dated September 11, 2001 given to First Union National Bank by Q-Med, Inc.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Q-Med, Inc.




                                                By: /s/ Michael W. Cox
                                                   ---------------------------
                                                   Michael W. Cox
                                                   President
                                                   Principal Executive and
                                                   Financial Officer

Dated: October 9, 2001

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheets of Q-Med, Inc. and Subsidiaries as of August 31, 2001, and the related condensed consolidated statements of operations for the three months and nine months ended August 31, 2001 and 2000 and condensed consolidated statements of stockholders' equity and cash flows for the nine months ended August 31, 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                 AMPER, POLITZINER & MATTIA P.A.


October 11, 2001
Edison, New Jersey