Form 10-K
period 2001-11-30
Q MED INC
filed 2002-02-01
CIK 729213

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2001

                        Commission File Number: 0-11411

                                   Q-MED, INC.
                                   -----------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             22-2468665
         --------                                             ----------
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                             Identification No.

100 Metro Park South, Laurence Harbor, New Jersey               08878
-------------------------------------------------               -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (732) 566-2666

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 par value

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of January 28, 2002, the aggregate value of the registrant's voting stock held by non-affiliates was $136,826,521 (computed by multiplying the last reported sale price on January 28, 2002 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

         As of January 28, 2002, there were 14,323,277 shares of the registrant's common stock, $.001 par value, issued and outstanding.

         Documents incorporated by reference:

         Document                                            Form 10-K Reference
         --------                                            -------------------

         Portions of the Registrant's Proxy Statement for           III
         its 2002 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal
         Year End)

                                     PART I

Item 1.  BUSINESS

Forward-Looking Statements

         Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update or revise such forward-looking statements.

General

         Q-Med, Inc. is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. Interactive Heart Management Corp. ("IHMC(R)"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated cardiovascular disease management system under the name "ohms|cvdsm" (Online Health Management System for Cardiovascular Disease). It includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in its cost. Our system and services are uniquely suited to assist primary health care physicians in discharging their greater medical responsibilities, and assisting in their efforts to reduce the overall cost of health care while improving the cardiovascular health of their patients. As of November 30, 2001, we had contracts to provide these services to 10 health plans in multiple markets in 8 states covering approximately 1.1 million health plan members.

         The ohms|cvd system consists of Monitor One(TM) STRx ambulatory ECG monitoring technology; an on-line analysis, reporting and archiving center (The ohms Center); and an integrated cardiology consultant practice. This entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and cardiovascular complications and provides the physician with appropriate patient-specific medical therapy recommendations. The emphasis throughout the process is on early identification and prevention of cardiovascular events, modification of critical risk-factors and the optimization of appropriate medicine. Early treatment, with emphasis on medical intervention results in an overall lowering of the cost of cardiovascular disease and its complications.

         We also produce, sell and support a line of ischemic heart monitors and a system that analyzes heart rate variability under the name, Monitor One nDx(TM) ("nDx"). Determining the diminishment and/or loss of variation in heart rate may assist the physician in making a diagnosis of the severity of autonomic neuropathy. Autonomic neuropathy, a deterioration of the autonomic nervous system, is associated with diabetic patients and may lead to complications in the functioning of the heart, respiratory systems, digestion, body temperature, metabolism, perspiration and the secretion of certain endocrine glands.

         Our executive offices are located at 100 Metro Park South, Laurence Harbor, New Jersey 08878 and our telephone number is (732) 566-2666.

ohms|cvdsm Systems

         ohms|cvd is the Company's medical "expert system" designed as a total disease management process for CAD utilizing "best practice" solutions in the management of this disease. It consists of Monitor One STRx, our ambulant ischemia technology, a remote on-line diagnostic center (The ohms Center), and an integrated cardiology consultant practice. The entire system noninvasively and reliably quantifies the probable risk of a heart attack, unstable angina and its complications, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad(R) system, adding the capability to manage patients that have congestive heart failure, diabetic cardiovascular complications and the risk of stroke.

         The systems are evidence based, relational mechanisms, using patient descriptors which include:

         o        demographics,
         o        medical history,
         o        current medical therapy, including aspirin,
         o        lipid and hypertension profiles,
         o        obesity and lifestyle,
         o        smoking,
         o        glucose levels,
         o        ambulant ischemia, and
         o        rate and rhythm disturbances and other ECG abnormalities.

In its decision making process, recommendations for management are relational and are tailored to an individual patient. Significantly, each individual patient's medical history including risk factor profile, current medication and other relevant patient specific information are entered into the systems' "best practices" database for primary and secondary prevention analysis and treatment.

         The systems' centralized digital storage of each patient's iterative review allows for the continuous description and analysis of quantifiable results including:

         o        success of the stratification,
         o        proportion of patients assigned to various therapies,
         o        objective outcomes,
         o        interplay with pharmacy benefit managers, and
         o        physician and patient compliance.

         For example, in its risk prevention mode (myocardial infarction, unstable angina, coronary complications), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized non-invasive STRx technology for evaluation of this phenomena in each patient. This test data is uploaded in near real-time to our central database (The ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower a high risk patient's risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommends further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician site within minutes with recommendations for optimization of medical therapy that will maintain the patient in the low-risk pool. In both circumstances, therapeutic actions are guided by our proprietary disease management algorithm, which in turn is based on national practice guidelines and evidence based medicine. Outcome information is available continuously because all of the interactions and data are stored electronically in The ohms Center.

         Because ohms|cad and ohms|cvd are active disease management processes emphasizing a continuum of care, derived from early detection of ambulant ischemia and modification of patient risk factors, important cost-effective improvements in cardiac events can result from its use, which have been verified by empirical health and cost outcomes. Plans utilizing the systems have reported savings of 16% to 20% in the first year of implementation. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes. Favorable outcomes increase our market share, decrease our economic risk and increase our product differentiation.

         The systems utilize our Monitor One product, which is technology designed to detect changes in the ECG signal which may be associated with diseases of the heart. Our Monitor One may be worn on a belt or carried in the patient's pocket, and is capable of interpreting a wide variety of ECG signals which may be associated with cardiac conditions. Monitor One technology has been independently validated in controlled research studies for the detection of ischemic episodes associated with coronary ST-segment deviations in patients with diagnosed CAD.

         At November 30, 2001, we had contracts with 10 health plans to provide disease management services in multiple health plan markets in 8 states. The number of members under contract was as follows:

         At November 30,                      2001        2000        1999
                                              ----        ----        ----
         Members under contract             1,073,046    373,700     126,400

         At November 30, 2001, of the 1,073,046 plan members under contract, we had 913,627 commercial members and 159,419 Medicare+Choice members.

         Disease management contracts require sophisticated management information systems to enable us to manage the care of large populations of patients with certain chronic diseases such as CAD, stroke, diabetes, and heart failure as well as certain other medical conditions. They also require us to assist in reporting outcomes and costs before and after our involvement with a health plan's enrollees. We have developed and continually expand and improve our systems which we believe meet our information management needs for disease management. We have installed and utilize the systems for the benefit of enrollees in all of the health plans which we contract as customers. The anticipated expansion and improvements in our information management systems will continue to require significant investments by us in information technology software, hardware and our information technology staff.

Medicare Coordinated Care Demonstration

         We have been awarded and selected to participate in the Medicare Coordinated Care Demonstration (MCCD) project. Our ohms|cad program is the only one that will be evaluated specifically for management of CAD.

         The Centers for Medicare and Medicaid Services ("CMS"), which administer Medicare, designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS "... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program."

         Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California will begin in early 2002 and we will receive fees from CMS for up to four years.

         MCCD was authorized by the Balanced Budget Act of 1997. It is intended to test coordinating the care of Medicare beneficiaries with chronic conditions that represent high costs to the Medicare program. Coordinated care programs serving patients with chronic conditions were solicited and evaluated. Conditions included heart disease, diabetes, liver and lung diseases, stroke and other vascular diseases, psychotic disorders, major depressive disorders, drug/alcohol dependence, Alzheimer's or other dementia, cancer or HIV/AIDS. Participant selection was made through a national competitive process.

Business Strategy

         Our strategy is to develop additional relationships with health plans to provide disease management services and to further develop and expand our cardiovascular disease management business. We anticipate that we will utilize our state-of-the-art medical information technologies to gain a competitive advantage in delivering disease management services. We anticipate that significant investments will be made during fiscal 2002 in the development of the clinical programs, the associated information technology support for these expanded initiatives and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

         We anticipate that additional disease management contracts that we may sign with health plans, employer groups and governmental agencies may take one of several forms, including per member per month payments to us, some form of shared savings of overall enrollee healthcare costs, fee for services for enrolled members, or some combination of these arrangements. We anticipate that under most contracts, some portion of our fees will be at risk and subject to our performance against financial cost savings and clinical improvements. When we believe it is prudent to do so, we may insure or reserve against a portion of revenue.

Industry and Other Risk Considerations

         In the process of executing our business strategy, our operations and financial condition are subject to certain risks. The primary industry risks are described below and readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving the company. This section does not describe all risks applicable to our business and is intended only as a summary of certain material factors that impact our operations in the industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

         The healthcare industry in which we operate is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private sources as well as from increasing underlying cost of medical care. We believe that these pressures will continue and possibly intensify. While we believe that our services are geared specifically to assist health plans, employer groups and governmental agencies in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required for us to sign new contracts.

         Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is one such example. We believe that our ability to obtain patient identifiable medical information for disease management purposes from health plans with which we contract is protected in recently released federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive and may preempt federal legislation. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area which prohibitively restricts the availability of certain critical information to us would have a material negative impact on our disease management operations.

         The disease management industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as "disease management." The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services which generally results in a lengthy sales cycle for new health plan contracts. In addition, because the industry is still relatively new and health plans have only recently entered into disease management contracts, we have a significant concentration of our revenues represented by contracts with two health plans, PacifiCare of California and Regence Blue Cross/Blue Shield of Oregon, which collectively accounted for 63% of our revenues in fiscal 2001. Until additional significant health plan contracts are signed and implemented by us, our results of operations and financial condition would be negatively and materially impacted by the loss or a downward restructuring of a contract with a single large health plan customer.

         The disease management industry is dependent on the effective use of information technology. While we believe that our state-of-the-art technology provides us with a competitive advantage in the industry, we expect to continually invest in updating and expanding technology and, in some cases, will be required to make systems investments in advance of the generation of revenues from contracts. In addition, these system requirements expose us to technology obsolescence risks. Accordingly, we amortize our computer software and hardware over five years.

         The measurement of our performance under our health plan contracts is highly dependent upon the timely receipt of accurate data from its health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control and data analysis are intense and complex processes subject to error. Untimely, incomplete or inaccurate data from a customer or flawed analysis of such data could materially impact our revenues from that contract.

         A potential seasonal impact on covered membership could include a decision by a health plan to withdraw or expand coverage thereby automatically disenrolling previously covered members or enrolling new members.

         Share prices of healthcare companies and our share price in particular may be volatile. The volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control.

Marketing

         We directly market our services to health plans, large physician practice groups, employers and governmental agencies through our sales staff. Contracting efforts are conducted and coordinated by senior management personnel, with the aid, where appropriate, of certain independent consultants. In addition, we generally pursue business opportunities through the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a managed care, employer or government organization, to which a number of companies respond. We utilize demographic and cost of service data from the organization as well as statistical information to conduct an initial cost analysis to determine program feasibility. As part of our sales efforts, management meets with appropriate personnel from the organization making the request to best determine the organization's needs. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualifications and the price at which the bidder is willing to provide the services. We sometimes engage independent consultants to assist in responding to RFPs. Based on the proposals received in response to an RFP, the organization will award a contract to the successful bidder. In addition to issuing formal RFPs, some organizations may issue an RFQ. In the RFQ process, the requesting agency selects a firm it believes is the most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided. We also attend and promote our services at key conferences throughout the United States where potential clients are present.

Warranty

         In our medical equipment segment, we extend a standard warranty to end-users of purchased or leased devices. Extended one-year to three-year warranties are available to end-users at additional cost. Beginning in May, 1999 we changed our policy to extend only one year warranties. Extended warranty sales represented 1.7%, 7.6%, and 16.1% of total sales for fiscal 2001, 2000 and 1999, respectively, and are not expected to represent a significant portion of revenue in future periods.

Manufacturing

         We contract with electronics companies for the manufacture and sub-assembly of devices and accessories and provide these contractors with technical expertise. These devices undergo final testing and packaging at our facility located in Sag Harbor, New York. Although we have not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of our relationship with our independent contract manufacturers could subject us to substantial delays in the delivery of our products to customers. Such delays would subject us to possible cancellation of orders and the loss of certain customers.

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

Competition

         We believe ohms|cad and ohms|cvd offer unique solutions for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing CAD management which we consider to be competition.

         To our knowledge, none of these companies deal with CAD and related diseases comprehensively. Most have designed their programs to respond to a cardiac event, essentially waiting for a patient to have a heart attack or procedure and to follow it with post-hospitalization case management. In addition, manufacturers of drugs that reduce cholesterol have designed programs based on high blood lipids and have developed protocols emphasizing the use of their drug(s). To our knowledge, ohms|cad and ohms|cvd are the only operating disease management systems that include primary and secondary prevention; risk stratify the patients into those who are and who are not in danger of adverse events in the near term; and reduce practice variation and referrals. No other CAD management program to our knowledge has shown comparable results with beneficial patient outcomes that lowered overall CAD healthcare costs.

         We believe we have competitive advantages based on the following:

         o The entire management system and its components are proprietary and patented.

         o Our ischemia technology has been clinically validated with results appearing in several "peer reviewed" journals.

         o Health outcomes have been documented and presented at prestigious meetings, such as the American Heart Association Scientific Sessions.

         o We have an extensive and growing knowledgebase of how specific therapeutic modalities positively affect patients' health.

         o We have proven successes in actual implementation of our CAD disease management system in the field that demonstrates our ability to produce faster rollouts and faster health and economic outcomes to the plan.

         o We have created proprietary analytics that define the target population at risk.

         o We have established an operating infrastructure with integrated resources and processes amplified by corporate expertise.

         o We have documented improvements for a health plan customer of its HEDIS audit, a competitive advantage for each customer.

         o We are perhaps the only disease management program in which the patient is seen face to face on a regularly scheduled basis by disease management specialists who work for us.

         Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources than we have.

         Monitor One(TM) ischemia products compete primarily with ambulatory arrhythmia ECG scanning services, of which there are more than 75 in the United States, and other ambulatory ECG monitoring equipment manufacturers. In many cases, some of these companies have substantially greater marketing, financial and other resources than we have, but management believes that our products' price and performance are competitive in this field.

         We are not aware of any commercial product competing with our nDx system, a system which automates the process of testing for autonomic dysfunction. Nor are we aware of any comprehensive CAD management system which competes with ohms|cad or ohms|cvd.

         We believe that direct competition in ambulatory ischemic monitoring, products for testing autonomic function and disease management may, in the future, come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

Research and Development

         In fiscal 2001, 2000 and 1999, we expended $757,355, $524,275 and
$571,449 respectively, for research and development. During these years, research and development was primarily focused on the development of an advanced version of the ohms|cad system and the ohms|cvd system.

         Management expects to continue to develop new offerings, as well as enhance its existing systems and products and has budgeted approximately 10% of anticipated revenue for such development in fiscal 2002.

Patent Protection and Proprietary Information

         We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081) and Spain (Patent No. 547040) and has additional patent applications pending in other countries. We received a U.S. patent for the nDx(TM)technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad(R)system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology begin expiring in 2004.

         The patent laws of foreign countries may differ from those of the United States as to the patentibility of our products and, accordingly the degree of protection afforded by the pendency or issuance of foreign patents may be different than the protection afforded under corresponding United States patents. There can be no assurance that patents will be obtained in foreign jurisdictions with respect to our products or that the United States patents and any foreign patents will significantly protect or be commercially beneficial.

         We do not intend to rely solely on patent protection for our proprietary technology. We also rely upon trade secrets, copyright protection, confidentiality agreements with employees, know-how, expertise and lead-time to attain and maintain our competitive position. To the extent that we rely upon these measures, there can be no assurance that others might not independently develop similar technology or that secrecy will not be breached.

Privacy Issues

         Because our applications and services are utilized to transmit and manage highly sensitive and confidential health information, the security and confidentiality concerns of our customers and their patients are a primary concern. In order to enable our applications and services to transmit sensitive and confidential medical information, we utilize advanced technologies designed to ensure a high degree of security. These technologies generally include:

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

         The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with HIPPA. Our customers also implement their own procedures to protect the confidentiality of information being transferred into and out of their computer network.

         Internally, we work to ensure the safe handling of confidential data by employees by:

         o using individual user names and passwords for each employee handling electronic data; and

         o requiring each employee to sign an agreement to comply with all company policies, including our policy regarding handling confidential information.

         We monitor proposed regulations that might affect our applications and services, in order to ensure that we are in compliance with such regulations when and if they are affected.

Government Regulation

         HEALTHCARE REGULATION. As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in substantial compliance with existing laws that are material to our operations.

         HIPAA. HIPAA required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information.

         A substantial part of our activities involves the receipt or delivery of confidential health information concerning members of health plans with whom we have direct relationships. For example, we electronically transfer confidential health information obtained from providers and health plans in connection with our patient selection enrollment and ohms|cvd programs. The results of this process are then transmitted to the proper recipient. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities." Certain requirements of the rule extend to "business associates" of the covered entities. The covered entities are required to enter into agreements with their business associates, extending applicable provisions of the rule to those business associates. The covered entities are responsible for enforcing those contractual provisions. The Secretary's actions are mandated by HIPAA because Congress did not pass legislation protecting health information privacy by the August 1999 deadline set by HIPAA. The rule took effect on April 14, 2001, and all covered entities (except small health plans with annual receipts of $5 million or less) are required to be in compliance with this rule as of April 14, 2003.

         Because of the broad definition of "business associates" under the final privacy rule, we would be, at a minimum, considered to be business associates of covered entities. The rule establishes a complex regulatory framework on a variety of subjects, including (1) disclosure and use of health information, (2) individuals' rights to access and amend their health information, (3) individuals' rights to an accounting of disclosures and (4) administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information. The rule generally prohibits any disclosure or use of protected health information except as authorized either by the rule or by the patient under standards set by the final rule.

         In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws, which prohibit the disclosure of confidential medical information. The federal privacy rule establishes minimum standards and preempts conflicting state laws, less restrictive than HIPAA regarding health information privacy. But it does not preempt conflicting state laws more restrictive than HIPAA. The rule promulgated by the Secretary may require substantial changes to our applications and services, policies and procedures.

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

         Lastly, the Secretary published the final transactions and code sets rule in August 2000, which took effect on October 16, 2000. Its purpose is to create uniformity in electronic data interchange (EDI) standards, which allow computers to exchange information without human involvement. Compliance with this rule is mandatory for most covered entities that engage in the eight transactions covered in the rule, by October 16, 2002. However, the recently enacted Administrative Simplification Compliance Act allows covered entities to apply for a one-year extension of such date if the entity submits a plan to the Secretary by October 15, 2002. We intend to comply with any rule which is determined to be applicable to us.

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

         Regulations by the FDA, known as Good Manufacturing Practices ("GMP"), provide standards for manufacturing processes, facilities, and record-keeping requirements with which we and our contract manufacturers must also comply. We believe that the manufacturing and quality control procedures employed by us and our contract manufacturers meet the GMP requirements. If the FDA should determine that our monitors were not manufactured in accordance with GMP's, it has the authority to order us to cease production and may require us to recall products already sold by us. In addition, any facilities used to manufacture or assemble our products will be subject to inspection by the FDA at least biannually.

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

Insurance

         We maintain professional malpractice, errors and omissions and general liability insurance for all of our locations and operations. We also carry insurance policies to support our performance under contract with three health plans. While we believe our insurance policies to be adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. Our liability insurance coverage provides for certain deductible levels to be paid by us. Estimated reserves to cover potential payments under these policies have been provided in our financial statements. We also maintain property and workers compensation insurance for each of our locations with commercial carriers on relatively standard commercial terms and conditions.

Employees

         We had 122 employees as of December 31, 2001. We believe our relations with employees are good.

Item 2.  Properties.

         Our executive offices occupy approximately 9,000 square feet of office space in Laurence Harbor, New Jersey. These facilities are used principally for administrative offices, sales training, and marketing. In addition, we lease approximately 2,000 square feet of space in Sag Harbor, New York used principally for monitor repairs, assembly and quality control. We also lease approximately 800 square feet in California for sales support. Management is actively seeking additional space to support our growing operations.

Item 3.  Legal Proceedings.

         We brought a patent infringement and unfair competition action against LifeMasters Supported Selfcare ("LifeMasters"). In the action, which is pending in the U.S. District Court for the District of New Jersey under the caption Q-Med, Inc v. LifeMasters Supported Selfcare, Inc. (CV-01-3469), we are seeking damages and other relief for patent infringement, violation of the Lanham Act and common law unfair competition. In November 2001, LifeMasters then brought arbitration proceedings against both the company and IHMC, seeking, in arbitration, compensatory and punitive damages in an unspecified amount, together with costs and fees. In the arbitration proceedings, LifeMasters asserts claim of fraud, constructive fraud, declaratory relief, breach of contract, and claims for determination as to the validity, enforceability and infringement of our patent, as well as for other relief. LifeMasters moved in the U.S. District Court action, for an order, transferring, staying or dismissing parts of our case, in favor of the arbitrations brought by LifeMasters. We have opposed LifeMasters' motion and arbitrations, and will vigorously defend against LifeMasters' claims, and in pursuit of our own.

         We are subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on our consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant

         The following sets forth certain information concerning our executive officers as of January 28, 2002:


         Officer                   Age      Position

         Michael W. Cox            59       President, Treasurer, Chief
                                            Executive Officer and Director since
                                            February 1983.

         Jane Murray               39       Executive Vice President, Chief
                                            Operating Officer and Director since
                                            January 1, 2002, Executive Vice
                                            President - Operations of IHMC since
                                            December 2000, various other
                                            positions with the company since
                                            1985.

         Teri J. Kraf              53       Senior Vice President - Program
                                            Implementation since January 1,
                                            2002. Vice President - Strategic
                                            Development since June 1988.

         John Siegel               45       Senior Vice President - Sales since
                                            April 17, 2001. Vice President -
                                            Field Services since 1998.

         Debra A. Fenton, CPA      37       Controller since 1990.

         Herbert H. Sommer, Esq.   43       Secretary and a Director since
                                            June 1996.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         Our common stock is traded in the Nasdaq Small Cap Market, under symbol "QEKG". The following table sets forth the range of high and low bid quotations for our shares reported by the Nasdaq Small Cap Market. This information represents inter-dealer quotations, without retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual quotations.

Fiscal Year Ended November 30, 1999                  High              Low

First Quarter                                    $   4.000        $    2.375
Second Quarter                                       3.125             2.250
Third Quarter                                        5.625             2.750
Fourth Quarter                                       4.500             2.750

Fiscal Year Ended November 30, 2000                  High              Low

First Quarter                                    $  10.625        $    8.500
Second Quarter                                      10.125             6.125
Third Quarter                                        8.000             6.250
Fourth Quarter                                      11.375             7.000

Fiscal Year Ended November 30, 2001                  High              Low

First Quarter                                    $   7.906        $    3.188
Second Quarter                                       8.950             5.625
Third Quarter                                       14.450             8.410
Fourth Quarter                                      13.890             7.000

         As of January 28, 2002, the Company's common stock was held of record by 348 persons. On January 28, 2002, the closing price reported was $15.40.

         We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

Item 6.  Selected Financial Data.

                        For the Years Ended November 30:

                                      2001           2000            1999           1998           1997
                                      ----           ----            ----           ----           ----
Results of Operations
Net sales                        $ 8,021,634     $ 2,872,205    $ 2,040,520    $ 2,046,627    $ 2,412,149
Cost of sales                      3,300,526       1,424,779      1,167,020      1,099,515      1,406,480
                                 -----------     -----------    -----------    -----------    -----------
Gross profit                       4,721,108       1,447,426        873,500        947,112      1,005,669

Selling, general and
 administrative expenses           5,424,183       3,045,052      2,319,277      2,623,984      3,038,949
Provision for uncollectible
 accounts                                  -               -         74,148        289,716        214,601
Research and development
 expenses                            757,355         524,275        571,449        486,843        551,681
Debt conversion expense                    -          38,623        737,135              -              -
                                 -----------     -----------    -----------    -----------    -----------
Loss from operations              (1,460,430)     (2,160,524)    (2,828,509)    (2,453,431)    (2,799,562)


Gain on sale of investments           24,180          15,406              -              -        (30,574)
Interest income                      232,607         133,668         68,126         57,081         98,214
Interest expense                     (16,517)        (33,168)      (143,891)      (179,704)       (25,430)
Loss in operations of joint
 venture                             (42,500)       (146,148)
                                 -----------     -----------    -----------    -----------    -----------
Loss before income tax benefit    (1,262,660)     (2,190,766)    (2,904,274)    (2,576,054)    (2,757,352)


Income tax benefit
 Gain on sale of state net
  operating loss carryovers          219,603         309,256              -              -              -
                                 -----------     -----------    -----------    -----------    -----------
Net loss                         $(1,043,057)    $(1,881,510)   $(2,904,274)   $(2,576,054)   $(2,757,352)

Other comprehensive
 income (loss)
  Unrealized gains (losses)
   on securities available
   for sale                           32,513               -              -              -              -

Comprehensive loss               $(1,010,544)    $(1,881,510)   $(2,904,274)   $(2,576,054)   $(2,757,352)
                                 ===========     ===========    ===========    ===========    ===========

Per Share Data

Net Loss per share -
 basic and diluted               $      (.08)    $      (.15)   $      (.25)   $      (.26)   $      (.29)
                                 ===========     ===========    ===========    ===========    ===========


Balance Sheet Data (at end of periods)

Working capital                  $ 5,749,732     $ 2,009,012    $   691,668    $ 2,392,161    $   803,415

Total assets                       8,167,511       3,390,428      1,966,050      3,757,424      2,450,533

Total liabilities                  1,472,990         739,145        824,261      1,638,425        888,015

Stockholders' equity               6,694,521       2,651,283      1,141,789     (1,902,992)     1,562,518

Temporary equity, put                      -               -      4,021,991              -              -

Stockholders equity (including
 temporary equity)                 6,694,521       2,651,283      1,141,789      2,118,999      1,562,518

Selected Quarterly Financial Data (Unaudited)

                                                          For the Quarters Ending 2001
                                        February 28,        May 31,       August 31,    November 30,      Total

Net sales                             $   1,207,927     $   1,654,698    $ 2,129,421   $  3,029,588    $   8,021,634
Gross profit                          $     690,722     $     937,690    $ 1,155,768   $  1,936,928    $   4,721,108
Net income (loss)                     $    (283,975)    $    (516,275)   $  (382,232)  $    139,425    $  (1,043,057)
Net Income (loss) per share           $        (.02)    $        (.04)   $      (.03)  $        .01    $        (.08)

                                                          For the Quarters Ending 2000
                                            February 28,      May 31,      August 31,   November 30,     Total
Net sales                             $     530,389     $     542,562    $   835,745   $    963,509    $   2,872,205
Gross profit                          $     233,402     $     223,872    $   467,469   $    522,683    $   1,447,426
Net income (loss)                     $    (233,159)    $    (532,689)   $  (505,573)  $   (610,089)   $  (1,881,510)
Net Income (loss) per share           $        (.02)    $        (.04)   $      (.04)  $       (.05)   $        (.15)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

Results of Operations

         The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company's Consolidated Statements of Operations.

                                                             % For                        Period-to-Period
                                                          Year Ended                         % Changes
                                                        November 30,                         ---------
                                                        ------------                  2001       2000      1999
                                                                                       vs.        vs.       vs.
                                                    2001      2000      1999          2000       1999      1998
                                                    ----      ----      ----          ----       ----      ----
Net sales                                           100.0     100.0     100.0        179.3       40.8        (.3)
Cost of sales                                        41.1      49.6      57.2        131.7       22.1        6.1
                                                    ------    ------   -------
Gross profit                                         58.9      50.4      42.8        226.2       65.7       (7.8)

Selling, general and administrative
 expenses                                            67.6     106.0     113.7         78.1       31.3      (11.6)
Provisions for uncollectible accounts                  -         -        3.6           *          *       (74.4)
Research and development expenses                     9.5      18.3      28.0         44.5       (8.3)      17.4
Debt conversion expense                                -        1.3      36.1           *       (94.8)        *
                                                    ------    ------   -------
(Loss) from operations                              (18.2)    (75.2)   (138.6)       (32.4)     (23.6)      15.3
Gain on sale of investments                            .3        .5        -          57.0         *          *
Interest Income                                       2.9       4.7       3.3         74.0       96.2       19.3
Interest expense                                      (.2)     (1.2)     (7.0)       (50.2)     (76.9)     (19.9)
Loss in operations of joint venture                   (.5)     (5.1)       -         (70.9)        *          *
                                                    ------    ------   -------
(Loss) before income tax benefit                    (15.7)    (76.3)   (142.3)       (42.4)     (24.6)      12.7
Income tax benefit
 Gain on sale of state net operating
  loss carryforwards                                  2.7      10.8        -         (29.0)        *          *
                                                    ------    ------   -------
Net (loss)                                          (13.0)    (65.5)   (142.3)       (44.6)     (35.2)      12.7
Other comprehensive income(loss)
  Unrealized gains(losses) on
   securities available for sale                       .4        -         -            *          *          *
Comprehensive (loss)                                (12.6)    (65.5)   (142.3)       (46.3)     (35.2)      12.7
                                                    ======    ======   =======

*Not meaningful

Fiscal 2001 Compared to Fiscal 2000

         Total revenues for fiscal 2001 increased by approximately $5,149,000 or 179.3% when compared to fiscal 2000. The total revenue increase consists of an increase in the disease management segment of approximately $5,474,000 or 266% compared to fiscal 2000 offset by a decrease in medical equipment sales of approximately $325,000 or 40% compared to fiscal 2000. The increase in revenues from 2000 to 2001 primarily resulted from an increase in total membership from health plan contracts for our disease management business segment to approximately 1.1 million members for fiscal 2001 compared to approximately 400,000 members for fiscal 2000. This increase was primarily the result of new health plan contracts signed and implemented during fiscal 2000 and 2001. At November 30, 2001, of the 1,073,046 plan members under contract, we had 913,627 commercial members and 159,419 Medicare+Choice members. Revenue for Medicare+Choice members are significantly higher than commercial members. We did not have a significant number of Medicare+Choice members in fiscal 2000. We expect to have a slightly higher percentage of Medicare+Choice membership in fiscal 2002, and, if this occurs, increases in revenue may result primarily from this change in membership mix. We expect revenue growth for 2002 to continue to increase over 2001 as a result of additional members enrolled under our existing contracts as well as anticipated new health plan contracts during fiscal 2002.

         During fiscal 2001, we sold unused state net operating loss carryforwards for cash by way of the New Jersey Technology Tax Certificate Transfer Program through our IHMC subsidiary. We received approximately $220,000 from this transaction. We also had remaining tax benefits, which were sold as part of the program during fiscal 2002 in which we received approximately $130,000.

         Gross profit margins increased to 58.9% in fiscal 2001 from 50.4% in fiscal 2000. The increase was primarily the result of revenue growth in the disease management segment. During fiscal 2001 we were able to contract with different plans within the same geographic area which also assisted in improving gross margins.

         Selling, general and administrative expenses for the year ended November 30, 2001 increased by approximately $2,379,000 or 78.1% when compared to fiscal 2000. The increase includes a non-recurring charge of $354,000 associated with an executive employee's compensation expense and severance payment. Without this charge, selling general and administrative expenses would have increased by approximately $2,025,000 or 66.5% when compared to 2000. The increase primarily resulted from an increase in salaries and benefits associated with increased staff to support the higher levels of members enrolled in our disease management programs, incentive payments for new contracts and achievement of targeted performance goals. We expect selling, general and administrative expenses to continue to increase as we add more health plan contracts, increase staffing levels and increase employee compensation associated with improvement of operating performance.

         Research and development expenses increased in fiscal 2001 by approximately $233,000 or 44.5% when compared to fiscal 2000. The increase is primarily the increase in staffing levels in our Information Technology department. We have dedicated these resources primarily on new product software development and upgrades to existing technology in order to support our current operations, new disease states managed and the increased volume of patients associated.

Fiscal 2000 Compared with Fiscal 1999

         Net sales for fiscal 2000 increased by approximately $832,000 or 40.8% compared to fiscal 1999. During fiscal 2000, we added a substantial volume to our disease management segment, increasing this segments revenues to approximately $2,040,000 from approximately $869,000 or by 137% when compared to the prior year. The system has demonstrated "cost effective" outcomes while improving the health status of the patient. Subsequent to year-end we added 275,000 members to our disease management segment and have executed an agreement to cover an additional 400,000 members beginning in the second quarter of 2001. The capital equipment segment of our business showed a decline in revenues of approximately $360,000 or 30.7%.

         During fiscal 2000, we sold unused state net operating loss carryforwards for cash through the New Jersey Technology Tax Certificate Transfer Program. We received $309,256 from this transaction.

         Debt conversion expense for the fiscal year ended November 30, 2000 was reported in the amount of $38,623. This non-cash charge resulted from the conversion of the remaining $50,000 of debt held by the Galen Funds to equity at a price of $2.87 per share rather than the conversion price of $3.6875 originally set at the time the Note was issued. Without the debt conversion expense, net losses for the year ended November 30, 2000 would have been $(1,842,887) compared to $(2,167,139) for the prior fiscal year.

         Gross profit margins increased to 50.4% in fiscal 2000 from 42.8% in fiscal 1999. The increase was primarily due to the revenue increase in the disease management segment.

         Selling, general and administrative expenses for the year ended November 30, 2000 increased by approximately $726,000 or 31% when compared to fiscal 1999, primarily due to the increased selling activity related to the disease management segment as well as increases in administrative functions supporting enrollment of disease management patients.

         Research and development expenses decreased by approximately $47,000 or 8.3% when compared to the prior year. We have focused these efforts on product software development as well as upgrading existing technology to support new diseases and a larger volume of patients.

Liquidity and Capital Resources

         To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, issuance of securities and sale of assets have generated approximately $31,000,000 less applicable expenses.

         In March and April 2000 we sold an aggregate of 449,014 shares of common stock to two private investors for approximately $2,985,000, net of expenses.

         On April 13, 2000, the remaining $50,000 principal amount of notes relating to a private placement in 1997, plus accrued interest of $134,582 was converted into 64,315 shares of common stock. On April 4, 2001 we sold 796,813 shares of common stock for approximately $4,000,000 to three investors led by Galen Partners III, L.P. As part of this transaction, we also extended the terms on outstanding warrants to November 12, 2007.

         Working capital was $5,749,732 at November 30, 2001 compared to $2,009,012 at November 30, 2000 and ratios of current assets to current liabilities are 5.0:1 and 4.1:1 as of November 30, 2001 and 2000, respectively. The working capital increase of approximately $3,700,000 was primarily due to the equity investment of Galen Partners III, L.P. totaling approximately $4,000,000.

         On September 11, 2001 we entered into a loan agreement with First Union National Bank for a line of credit of $1 million. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The entire $1 million is currently available.

         We anticipate that funds generated from operations, together with cash and investments, and available credit under our credit line should be sufficient to fund our current level of growth. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Additional Factors That May Affect Future Results

         Future Operating Results. Future operating results, which reflect management's current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist's activities, industry specific factors, our ability to maintain access to external financing sources and its financial liquidity, the acceptance of our disease management system by health plan organizations, and our ability to manage expense levels.

         Need for Additional Capital. As of November 30, 2001, we had approximately $5,968,000 cash and short term investments. While we have experienced negative cash flows since fiscal 1995 we expect to have positive cash flow beginning in fiscal 2002. Nevertheless, our future success is highly dependent upon our continued access to capital markets, which we believe are necessary for the continued support of our growth. In the event we are unable to maintain access to our existing financing sources, or obtain other sources of financing, there would be a material adverse effect on our business, financial position and results of operations.

         Fluctuations in our quarterly operating results may cause volatility in the price of our common stock and the debentures. Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our services has increased in recent periods, our quarterly sales and operating results have become highly dependent on the timing of contracts signed and programs implemented during the quarter, which are difficult to forecast. In addition, a portion of our operating expenses is relatively fixed in nature due to our sales, research and development costs.

         We are in the process of implementing new information systems, and problems with the redesign and implementation of these new systems could interfere with our operations. We are in the process of implementing new information systems to enhance our current systems in order to improve our operating effectively and expand the range of disease management services we offer. We may not be successful in implementing these new systems and transitioning data. As part of this effort, we are implementing new enterprise resource planning software applications to manage our business operations. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our legacy or new information systems could prevent us from efficiently implementing disease management programs, reconciling cost savings and could harm our business.

         If we do not introduce successful new disease management services in a timely manner, our services will become obsolete, and our operating results will suffer. Our services are for industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

         o        properly identify customer needs;
         o innovate and develop new technologies, services and applications;
         o successfully commercialize new technologies in a timely manner;
         o        differentiate our offerings from our competitors' offerings;
         o        price our services competitively; and
         o anticipate our competitors' announcements of new products, services or technological innovations

         Our business will suffer if we are not able to retain and hire key personnel. Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Although the labor market has changed dramatically within the past year, and our attrition rate has dropped, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

         Acquisitions, strategic alliances, and joint ventures may result in financial results that are different than expected. We engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of such transactions, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

         o        the retention of key employees;
         o the management of facilities and employees in separate geographic areas;
         o        the retention of key customers; and
         o the integration or coordination of different research and development, product manufacturing and sales programs and facilities

         All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits from such transactions, our financial position results and stock price could be negatively impacted.

         We and our customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to curtail operations, and we could be subject to civil or criminal penalties. Our businesses are subject to various significant federal, state and local, health and safety, health information disclosure, and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, or impositions of fines and restrictions on our ability to carry on or expand our operations.

         Litigation regarding patents or intellectual property could be costly and time consuming. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

         Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

         Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

         We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Quantitative and qualitative disclosures about market risk as set forth in Note 2 of the Notes to Consolidated Financial Statement.

Item 8.  Financial Statements and Supplementary Data.

         Attached.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                           QMED, INC. AND SUBSIDIARIES

                               For the Years Ended
                           November 30, 2001 and 2000





                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations and Comprehensive Loss             F-3

Consolidated Statements of Stockholders' Equity                          F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                           F-6 - F-21

                          Independent Auditors' Report


Board of Directors
qmed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of qmed, Inc. and Subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended November 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects the financial position of qmed, Inc. and Subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended November 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                                 AMPER, POLITZINER & MATTIA P.A.

                                             /s/ AMPER, POLITZINER & MATTIA P.A.

January 14, 2002
Edison, New Jersey

                                               QMED, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
                                                       November 30,

                                                           Assets

                                                                                               2001                  2000
                                                                                               ----                  ----
Current assets
    Cash and cash equivalents                                                           $         531,450     $        576,537
    Investments in securities                                                                   5,436,290            1,651,250
    Accounts receivable, net of allowance for
     doubtful accounts of $75,000 and $42,000                                                     886,028               85,416
    Inventory                                                                                     178,386              188,663
    Prepaid expenses and other current assets                                                     159,787              154,785
                                                                                        ------------------    -----------------
                                                                                                7,191,941            2,656,651

Property and equipment, net of accumulated depreciation                                           466,456              447,693
Product software development costs, net                                                           277,812              155,031
Other assets                                                                                      231,302              131,053
Investment in joint venture                                                                             -                    -
                                                                                        -----------------     -----------------
                                                                                        $       8,167,511     $      3,390,428
                                                                                        ==================    =================

                                              Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                            $         435,479     $        287,832
    Lease payable, current portion                                                                 53,034               68,683
    Accrued salaries and commissions                                                              498,815              156,115
    Fees reimbursable to health plans                                                              15,524               20,800
    Deferred revenue                                                                              360,524                    -
    Deferred warranty revenue                                                                      78,833              114,209
                                                                                        ------------------    -----------------
                                                                                                1,442,209              647,639

Leases payable, long term                                                                          30,781               81,833
Deferred warranty revenue, long term                                                                    -                9,673
                                                                                        ------------------    -----------------
                                                                                                1,472,990              739,145

Commitments and Contingencies

Stockholders' equity
    Common stock, $.001 par value, 40,000,000 shares
     authorized, 14,175,713 and 12,846,631 shares issued
     and 14,153,713 and 12,824,631 outstanding, respectively                                       14,175               12,846
    Paid-in capital                                                                            31,541,800           26,489,347
    Accumulated deficit                                                                       (24,818,342)         (23,775,285)
    Accumulated other comprehensive income
      Unrealized gains on securities available for sale                                            32,513                    -
                                                                                        ------------------    -----------------
                                                                                                6,770,146            2,726,908

    Less treasury stock at cost, 22,000 common shares                                             (75,625)             (75,625)
                                                                                        ------------------    -----------------
      Total stockholders' equity                                                                6,694,521            2,651,283
                                                                                        ------------------    -----------------
                                                                                        $       8,167,511     $      3,390,428
                                                                                        ==================    =================

          See accompanying notes to consolidated financial statements.

                                           QMED, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                        For the Years Ended November 30,


                                                                       2001                   2000                   1999
                                                                       ----                   ----                   ----
Sales
    Disease management services                                $        7,534,931    $         2,060,461    $          869,294
    Medical equipment                                                     486,703                811,744             1,171,226
                                                               -------------------   --------------------   -------------------
                                                                        8,021,634              2,872,205             2,040,520
                                                               -------------------   --------------------   -------------------

Cost of sales
    Disease management services                                         3,017,380                937,560               610,814
    Medical equipment                                                     283,146                487,219               556,206
                                                               -------------------   --------------------   -------------------

Cost of sales                                                           3,300,526              1,424,779             1,167,020
                                                               -------------------   --------------------   -------------------

Gross profit                                                            4,721,108              1,447,426               873,500

Selling, general and administrative expenses                            5,424,183             3,045,052              2,319,277
Provision for uncollectible accounts                                            -                      -                74,148
Research and development expenses                                         757,355                524,275               571,449
Debt conversion expense                                                         -                 38,623               737,135
                                                               -------------------   --------------------   -------------------

Loss from operations                                                   (1,460,430)            (2,160,524)           (2,828,509)

Gain on sale of investments                                                24,180                 15,406                     -
Interest income                                                           232,607                133,668                68,126
Interest expense                                                          (16,517)               (33,168)             (143,891)
Loss in operations of joint venture                                       (42,500)              (146,148)                    -
                                                               -------------------   --------------------   ------------------

Loss before income tax benefit                                         (1,262,660)            (2,190,766)           (2,904,274)

Income tax benefit
    Gain on sale of state net operating
     loss carryovers                                                      219,603                309,256                     -
                                                               -------------------   --------------------   -------------------

Net loss                                                               (1,043,057)            (1,881,510)           (2,904,274)

Other comprehensive income (loss)
    Unrealized gains (losses) on
     securities available for sale                                         32,513                      -                     -
                                                               -------------------   --------------------   -------------------

Comprehensive loss                                             $       (1,010,544)   $        (1,881,510)   $       (2,904,274)
                                                               ===================   ====================   ===================

Net loss per share - basic and diluted                         $             (.08)   $              (.15)   $             (.25)
                                                               ===================   ====================   ===================

Weighted average common shares
 outstanding - basic and diluted                                       13,866,216             12,650,831            11,761,054
                                                               ===================   ====================   ===================

          See accompanying notes to consolidated financial statements.

                                           QMED, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                        For the Years Ended November 30,



                                                                                    Accumulated      Common Stock
                                     Common Stock                                       Other      Held in Treasury
                                 -------------------      Paid-in       Accumulated Comprehensive ------------------
                                 Shares       Amount      Capital         Deficit      Income      Shares     Amount        Total
                                 ------       ------      -------         -------      ------      ------     ------        -----
Balances - November 30, 1998    11,586,321   $11,587   $ 17,150,547   $(18,989,501)  $       -      22,000  $(75,625)  $ (1,902,992)

  Elimination of put option
   related to convertible debt           -         -      4,021,991              -           -           -         -      4,021,991

  Issuance of common stock
   in exchange for services          1,000         1          2,999              -           -           -         -          3,000

  Stock issued in conversion
   of debt                         538,922       539        872,944              -           -           -         -        873,483

  Securities issued to induce
   debt conversion                       -         -        737,135              -           -           -         -        737,135

  Exercise of stock options         37,335        37        104,798              -           -           -         -        104,835

  Issuance of common stock
   for cash                         95,203        95        208,516              -           -           -         -        208,611

  Net loss                               -         -              -     (2,904,274)          -           -         -     (2,904,274)
                                ----------   -------   ------------   ------------   ---------      ------  --------    -----------
Balance - November 30, 1999     12,258,781    12,259     23,098,930    (21,893,775)          -      22,000   (75,625)     1,141,789

  Exercise of stock options
   and warrants for cash            74,521        73        167,580              -           -           -         -        167,653

  Sale of stock to Quest
   Diagnostics for cash            285,714       286      1,984,714              -           -           -         -      1,985,000

  Sale of stock to private
   investor for cash               163,300       163      1,000,049              -           -           -         -      1,000,212

  Stock issued in conversion
   of debt                          64,315        65        184,517              -           -           -         -        184,582

  Securities issued to induce
   debt conversion                       -         -         38,623              -           -           -         -         38,623

  Amortization of non-employee
   stock options                         -         -         14,934              -           -           -         -         14,934

  Net loss                               -         -              -     (1,881,510)          -           -         -     (1,881,510)
                                ----------   -------   ------------   ------------   ---------      ------  --------    -----------
Balance - November 30, 2000     12,846,631    12,846     26,489,347    (23,775,285)          -      22,000   (75,625)     2,651,283

  Exercise of stock options
   and warrants                    532,269       532        868,890              -           -           -         -        869,422

  Sale of stock to Galen
   Associates for cash             796,813       797      3,954,361              -           -           -         -      3,955,158

  Stock compensation expense             -         -        199,334              -           -           -         -        199,334

  Amortization of non-employee
   options                               -         -         29,868              -           -           -         -         29,868

  Net loss                               -         -              -     (1,043,057)          -           -         -     (1,043,057)

Unrealized holding gains on
 securities available for sale           -         -              -              -      32,513           -         -         32,513
                                ----------   -------   ------------   ------------   ---------      ------  --------    -----------
Balance - November 30, 2001     14,175,713   $14,175   $ 31,541,800   $(24,818,342)  $  32,513      22,000  $(75,625)   $ 6,694,521
                                ==========   =======   ============   ============   =========      ======  ========    ===========

          See accompanying notes to consolidated financial statements.

                                           QMED, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                        For the Years Ended November 30,


                                                                              2001               2000                1999
                                                                              ----               ----                ----
Cash flows from operating activities
   Net loss                                                            $    (1,043,057)    $    (1,881,510)    $    (2,904,274)
                                                                       ---------------     ---------------     ---------------
   Adjustments to reconcile net loss to
    net cash (used) by operating activities
     Gain on sale of investments                                               (24,180)            (15,406)                  -
     Loss in operations of joint venture                                        42,500             146,148                   -
     Depreciation and amortization                                             272,601             248,732             258,975
     Debt conversion expense                                                         -              38,623             737,135
     Stock compensation expense                                                199,334                   -                   -
     Amortization non-employee stock options                                    29,868              14,934                   -
     (Increase) decrease in
       Accounts receivable                                                    (800,612)             85,241             133,808
       Inventory                                                                10,277             184,079             131,252
       Prepaid expenses and other current assets                                (5,002)           (120,129)             23,120
     Increase (decrease) in
       Accounts payable and accrued liabilities                                485,071             101,404             131,564
       Deferred revenue                                                        315,475                   -                   -
       Other                                                                     2,573             (14,869)            (42,529)
                                                                       ---------------     ---------------     ---------------
         Total adjustments                                                     527,905             668,757           1,373,325
                                                                       ---------------     ---------------     ---------------
                                                                              (515,152)         (1,212,753)         (1,530,949)
                                                                       ---------------     ---------------     ---------------

Cash flows from investing activities
   Proceeds from sale of securities available for sale                       8,399,747           1,700,000                   -
   Purchase of securities available for sale                               (12,213,094)         (3,335,844)                  -
   Capital expenditures                                                       (516,967)           (297,292)            (66,246)
   Proceeds from sale of investments                                            85,000                   -                   -
   Investment in joint venture                                                 (42,500)           (146,148)                  -
                                                                       ---------------     ---------------     ---------------
                                                                            (4,287,814)         (2,079,284)            (66,246)
                                                                       ---------------     ---------------     ---------------
Cash flows from financing activities
   Net proceeds from issuance of common
    stock and put options                                                    4,824,580           3,152,865             316,446
   Payments on capital leases                                                  (66,701)            (78,721)                  -
                                                                       ---------------     ---------------     ---------------
                                                                             4,757,879           3,074,144             316,446
                                                                       ---------------     ---------------     ---------------

Net change in cash and cash equivalents                                        (45,087)           (217,893)         (1,280,749)

Cash and cash equivalents - beginning                                          576,537             794,430           2,075,179
                                                                       ---------------     ---------------     ---------------

Cash and cash equivalents - ending                                     $       531,450     $       576,537     $       794,430
                                                                       ===============     ===============     ===============

Supplemental disclosure of cash paid
   Interest                                                            $        16,517     $       152,963     $        27,891
   Income taxes                                                                 10,112               6,834               8,691

Non-cash investing and financing activities:
On January 8, 2001, the Company received a note receivable in the amount of $91,059 from an employee for the exercise of stock options. The note was paid on August 29, 2001.

          See accompanying notes to consolidated financial statements.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -          Significant Accounting Policies
                  -------------------------------
                  Nature of Business
                  ------------------
                  The Company operates in two industry segments: disease-management services and medical equipment sales. The majority of QMed, Inc.'s operations consist primarily of Interactive Heart Management Corp. ("IHMC"), a wholly owned subsidiary that provides disease management services to health plans nationwide.

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements include the accounts of QMed, Inc., its wholly owned subsidiary, Interactive Heart Management Corp. and its majority-owned (83%) inactive subsidiary, Heart Map, Inc. (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

                  Cash and Cash Equivalents
                  -------------------------
                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for financial statement purposes.

                  Concentration of Credit Risk
                  ----------------------------
                  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash investments. The Company restricts cash and cash investments to financial institutions with high credit standings. The Company has not experienced any losses on its deposits of cash and cash equivalents.

                  Investments in Securities
                  -------------------------
                  The Company accounts for investments in securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this Statement, the Company's securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income.

                  Inventory
                  ---------
                  Inventory consists of finished units, components and supplies, and is stated at the lower of cost (moving weighted-average method) or market.

                  Depreciation and Amortization
                  -----------------------------
                  Property and equipment are carried at cost. Depreciation is computed using the straight-line method for financial statement purposes over a five-year period. Leasehold improvements are amortized on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -          Significant Accounting Policies - (continued)
                  --------------------------------------------
                  Comprehensive Income
                  --------------------
                  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

                  Financial Instruments
                  ---------------------
                  The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2001, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2001, based upon current rates for the same or similar instruments.

                  Product Software Development Costs
                  ----------------------------------
                  The Company recognizes Product Software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed, which is generally 60 months.

                  Stock-Based Compensation
                  ------------------------
                  Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") allows a company to adopt a fair value based method of accounting of its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, and complies with the disclosure provision of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, the cost is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -          Significant Accounting Policies - (continued)
                  --------------------------------------------
                  Revenue Recognition
                  -------------------
                  Disease Management Services
                  ---------------------------
                  The Company enters into contractual arrangements with health plans to provide disease management services. Revenue from such contracts are calculated on various performance-based and fixed fee methodologies and are recorded as services are provided. Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases the Company guarantees a percentage reduction of disease costs compared to a prior baseline year. Nevertheless, based on previous outcomes and statistical results prepared by outside "third party" actuarial firms and independent statisticians, and the Company's historical experience, management believes the guarantees are reasonably set and achievable. The measurement of the Company's performance against the base year information is a data intensive and time consuming process that is typically not completed until well after the end of the contract year. The Company will adjust or defer a portion of the contract revenue for contracts where the Company may believe that there could be an issue of non-performance, possibly resulting in a refund of fees. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information is available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts. As of November 30, 2001, the Company has provided an allowance of approximately $361,000 related to these contracts which has been reflected as deferred revenue in the balance sheet.

                  During the fiscal year ended November 30, 2001, approximately 63% of disease management revenues were derived from two health plans that each comprised more than 10% of the Company's revenues. During fiscal 2000 and 1999, revenues derived from five and four health plans, respectively, each comprised more than 10% of the Company's revenue for those years.

                  Medical Equipment
                  -----------------
                  Revenue is recognized on equipment sales when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to them at the time of shipment. For the years ended November 30, 2001, 2000 and 1999, there have been no sales returns.

                  During 2001, the Company sold extended one-year service warranty contracts to customers. Prior to fiscal 2001, the Company also sold two and three year contracts and recognized the revenue over the period of the contracts based on the historical pattern of costs incurred. Such related costs, incurred over contract years one, two, and three, are 76%, 17% and 7%, respectively. Revenue on one-year warranty contracts is recognized on a straight-line basis.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -          Significant Accounting Policies - (continued)
                  --------------------------------------------
                  Research and Development Expenses
                  ---------------------------------
                  Costs associated with the development of new products and changes to existing products are charged to operations as incurred.

                  Use of Estimates
                  ----------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Income Taxes
                  ------------
                  The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

                  Earnings (Loss) Per Share
                  -------------------------
                  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings (loss) per share by application of the treasury stock method.

                  New Accounting Pronouncements
                  -----------------------------
                  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes their revenue recognition policies comply with SAB 101.

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement did not have any effect on the Company's financial position and results of operations.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -          Significant Accounting Policies - (continued)
                  --------------------------------------------
                  New Accounting Pronouncements - (continued)
                  ------------------------------------------
                  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142, requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002 and does not anticipate any impact resulting on its financial position and results of operations.

                  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate any impact resulting from the adoption of SFAS No. 144 on its financial position and results of operations.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -          Investments in Securities
                  -------------------------

                  Investments in securities available-for-sale as of November 30, 2001 and 2000 were as follows:

                                                                                Market           Unrealized
                               2001                          Cost                Value           Gain (Loss)
                               ----                          ----                -----           -----------
                  Corporate debt securities             $    3,522,409      $    3,532,631     $        10,222
                  Government debt securities                 1,881,368           1,903,659              22,291
                                                        --------------      --------------     ---------------
                                                        $    5,403,777      $    5,436,290     $        32,513
                                                        ==============      ==============     ===============
                                                                                Market           Unrealized
                               2000                          Cost                Value           Gain (Loss)
                               ----                          ----                -----           -----------
                  Corporate debt securities             $    1,566,250      $    1,566,250     $             -
                  Certificate of deposits                       85,000              85,000                   -
                                                        --------------      --------------     ---------------
                                                        $    1,651,250      $    1,651,250     $             -
                                                        ==============      ==============     ===============

                  Primarily all of the above securities mature within one year.

                  During the year ended November 30, 2001, the Company sold available for sale securities for approximately $8,400,000 resulting in a gain of approximately $24,000. During the year ended November 30, 2000, the Company sold available for sale securities for approximately $1,700,000 resulting in a gain of approximately $15,000.

Note 3 -          Inventory
                  ---------

                                                                                       November 30,
                                                                                 2001               2000
                                                                                 ----               ----
                  Raw materials (component parts and supplies)              $      127,062    $         89,030
                  Finished units                                                    51,324              99,633
                                                                            --------------    ----------------
                                                                            $      178,386    $        188,663
                                                                            ==============    ================

Note 4 -          Property and Equipment
                  ----------------------
                                                                                      November 30,
                                                                                 2001               2000
                                                                                 ----               ----
                  Machinery and equipment                                   $     1,353,914    $     1,218,271
                  Loaner equipment                                                  244,542            244,542
                  Furniture and fixtures                                            411,074            398,187
                  Office equipment                                                  825,413            735,279
                  Leasehold improvements                                             51,746             51,746
                  Equipment held under capital leases                               433,347            433,347
                                                                            ---------------    ---------------
                                                                                  3,320,036          3,081,372
                  Less accumulated depreciation and
                   amortization                                                  (2,853,580)        (2,633,679)
                                                                            ---------------    ---------------
                  Property and equipment - net                              $       466,456    $       447,693
                                                                            ===============    ===============

                  At November 30, 2001 and 2000, the equipment under the capital leases had net book values of approximately $91,600 and $146,500, respectively.

                  Depreciation expenses were approximately $220,000, $170,000 and $204,000, for 2001, 2000 and 1999, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 -          Product Software Development Costs
                  ----------------------------------
                  During the years ended November 30, 2001 and 2000, the Company capitalized approximately $158,000 and $290,000 in product software development costs, respectively. These costs are amortized over a five-year useful life.

                  During the years ended November 30, 2001, 2000 and 1999, amortization costs related to product software development costs were approximately $35,100, $12,700, and $26,100, respectively.

Note 6 -          Patent and Deferred Legal Costs
                  -------------------------------
                  During the third quarter of fiscal 2001, the Company has instituted patent litigation. The Company defers legal costs associated with lawsuits relating to defending existing patents. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of November 30, 2001, $110,856 has been capitalized as deferred legal costs and is included in other assets.

Note 7 -          Investment in Joint Venture
                  ---------------------------
                  During April 2000, the Company acquired a 50% equity interest in Heartmasters, L.L.C. ("HM") for an initial contribution of $60,000. The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue as defined in the agreement. As of November 30, 2001, the total contribution by the Company was approximately $188,000 to HM, however, losses through November 31, 2001 exceeded this amount bringing the investment in the joint venture to zero. The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

                                                                                  November 30,
                                                                           2001                  2000
                                                                           ----                  ----
                  Balance sheet
                    Current assets                                   $       112,490       $        8,186
                    Liabilities                                              106,749                    -
                    Capital                                                    5,741                8,186

                  Statements of operations
                    Revenues                                               6,463,347              814,685
                    Operating expenses                                     6,550,763            1,098,795
                                                                     ---------------       --------------
                        Net loss                                     $       (87,416)      $     (284,110)
                                                                     ===============       ==============


                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 8 -          Accounts Payable and Accrued Liabilities
                  ----------------------------------------
                                                                                November 30,
                                                                        2001                   2000
                                                                        ----                   ----
                  Accounts payable - trade                        $        252,284       $       219,193
                  Other accrued expenses - none in
                   excess of 5% of current liabilities                     183,195                68,639
                                                                  ----------------       ---------------
                                                                  $        435,479       $       287,832
                                                                  ================       ===============

Note 9 -          Fees Reimbursable to Health Plans
                  ---------------------------------
                  Health plans which utilize the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan which in some cases are deducted from fees paid to the Company. As of November 30, 2001 and 2000, there was $15,524 and $20,800 outstanding under these provisions.

Note 10 -         Line of Credit
                  --------------
                  On September 11, 2001 the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus
                  1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at November 30, 2001.

Note 11 -         Capital Lease Obligations
                  -------------------------
                  The Company has entered into various capital leases for equipment expiring through November 2001, with aggregate monthly payments of $7,300.

                  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2001:

                     For the Years Ending
                         November 30,
                            2002                                             $        60,839
                            2003                                                      23,035
                            2004                                                      10,973
                                                                             ---------------
                            Total minimum lease payments                              94,847
                            Less amount representing interest                         11,032
                                                                             ---------------
                            Present value of net minimum lease payments               83,815
                            Less current maturities                                   53,034
                                                                             ---------------
                            Long-term maturities                             $        30,781
                                                                             ===============

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 -         Income Taxes
                  ------------
                  Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2001 and 2000, follow:

                                                                                          November 30,
                                                                                    2001                2000
                                                                                    ----                ----
                  Current assets and liabilities
                      Allowance for doubtful accounts                           $       30,000    $         17,000
                      Inventory reserve                                                      -              20,000
                      Inventory overhead capitalization                                 61,000              62,000
                      Deferred revenue                                                 144,000                   -
                      Deferred warranties                                               32,000              50,000
                                                                                --------------    ----------------
                                                                                       267,000             149,000
                      Valuation allowance                                             (267,000)           (149,000)
                                                                                --------------    ----------------
                  Net current deferred tax asset (liability)                    $            -    $              -
                                                                                ==============    ================

                  Noncurrent assets and liabilities
                      Depreciation                                              $       39,000    $         40,000
                      Net operating loss carryforward                               10,416,000          10,001,000
                      Research and development credit carryforward                      82,000             140,000
                      Stock compensation                                                80,000                   -
                      Capital loss carryforward                                         12,000              12,000
                                                                                --------------    ----------------
                                                                                    10,629,000          10,193,000
                      Valuation allowance                                          (10,629,000)        (10,193,000)
                                                                                --------------    ----------------
                  Net noncurrent deferred tax asset (liability)                 $            -    $              -
                                                                                ==============    ================

                  The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $10,896,000 and $10,342,000 as of November 30, 2001 and 2000,
                  respectively.

                  The effective tax rate varied from the statutory rate as follows:

                                                                    2001             2000            1999
                                                                    ----             ----            ----
                  Statutory federal income tax rate                 (34%)            (34%)           (34%)
                  State income tax, net of federal
                   benefit                                           (6%)             (6%)            (6%)
                  Certain non-deductible expenses                     4%               3%              -
                  Effect on net operating loss
                  carryforward and valuation
                   allowance                                         37%              36%             40%
                                                                    ----             ----            ----
                                                                     -%               -%              -%
                                                                    ====             ====            ====

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 -         Income Taxes - (continued)
                  -------------------------
                  As of November 30, 2001, the Company has available the following federal net operating loss carryforwards for tax purposes:

                            Expiration Date:
                        Years Ending November 30,

                                 2002                         $        915,000
                                 2003                                4,340,000
                                 2004                                1,499,000
                                 2005                                  496,000
                                 2006 through 2021                  18,791,000
                                                              -----------------
                                                              $     26,041,000
                                                              ================

                  The Company has net operating loss carryforwards for state tax purposes of approximately $18,900,000 expiring at various times from fiscal years ending 2002 through 2016, of which approximately $7.3 million expire through 2005.

                  The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

                  During the year ended November 30, 2001 and 2000, the Company completed the sale of approximately $2,922,000 and $4,115,000 of its New Jersey net operating loss carryforwards and received $219,603 and $309,256, respectively, which was recorded as a gain on sale of net operating loss carryovers.

Note 13 -         Shareholder's Equity
                  --------------------
                  Shares Authorized
                  -----------------
                  On June 26, 2000, the Company's shareholders approved an amendment to the Company's restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 to 40,000,000.

                  Private Placement Equity Transactions
                  -------------------------------------
                  On March 17, 2000, the Company issued to Quest Diagnostics Ventures, LLC 285,714 shares of the Company's common stock for approximately $1,985,000, net of expenses.

                  On April 13, 2000, the remaining $50,000 principal amount of the notes relating to a private placement in 1997, plus accrued interest of $134,582, was converted into 64,315 shares of common stock.

                  On April 28, 2000, the Company completed the sale of 163,300 shares of the Company's common stock to an individual investor for approximately $1,000,000.

                  On April 4, 2001, the Company sold 796,813 shares to three investors led by Galen Partners III, LP for approximately $4,000,000. As part of this transaction, the Company extended the terms on all outstanding warrants to November 12, 2007. All charges related to the change were treated as a cost of raising capital and were netted in stockholders' equity.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 -         Shareholder's Equity - (continued)
                  ---------------------------------
                  Stock Options and Warrants
                  --------------------------
                  The qmed, Inc. 1999 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards up to 1,000,000 shares of the Company's common stock to be granted to employees and consultants of the Company until September 2009. The Plan also provides for
                  Director Non-Qualified stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company).

                  The qmed, Inc. 1997 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 600,000 shares of the Company's common stock to be granted to employees of the Company until May 2007. The Plan also provides for director stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company).

                  The qmed, Inc. 1990 Employee Stock Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 1,000,000 shares of the Company's common stock to be granted to employees of the Company until October 2000. 1,000,000 shares of the Company's common stock are reserved for this plan.

                  Under the 1990, 1997 and 1999 plans, most options are exercisable in cumulative 33% increments after the first and each subsequent anniversary of the date of the grant, except for officers' options which generally are exercisable immediately. The incentive and nonqualifying stock options expire ten years after the date of the grant.

                  Options granted under all plans must be at a price per share not less than the fair-market value per share of common stock on the date the option is granted.

                  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for November 30:

                                                     2001          2000
                                                     ----          ----

                        Risk-free interest rate         5.0%         5.0%
                        Expected volatility            75.0%        80.0%
                        Dividend yield                    -             -
                        Expected life              5.5 years    5.5 years

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair-value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 -         Shareholder's Equity - (continued)
                  ---------------------------------
                  Stock Options and Warrants - (continued)
                  ---------------------------------------
                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   2001              2000
                                                   ----              ----

                  Pro forma net loss           $  (1,649,555)  $  (2,476,595)

                  Pro forma loss per share
                       Basic                            (.12)           (.20)
                       Diluted                          (.12)           (.20)

                  There was compensation expense of $200,000, $0, and $0 recorded from stock options under APB 25 for the years ended November 30, 2001, 2000 and 1999. Effective November 30, 2001, the Company terminated an employment agreement with an employee which resulted in the immediate vesting of their unvested stock options. This termination resulted in a charge to operations of approximately $200,000 for the acceleration of options and an additional $154,000 charge to operations for severance payments, during the fourth quarter of 2001. The immediate vesting results in variable accounting treatment for the related options, and accordingly the Company will adjust the charge each period through the exercise or expiration of the related options. These options will expire 90 days from the date of termination.

                  During the year ended November 30, 2000, the Company granted stock options to consultants in exchange for services. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting period for these options is three years.

                  The value of these options is approximately $90,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2001 and 2000 was approximately $30,000 and $15,000, respectively.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 -         Shareholder's Equity - (continued)
                  ---------------------------------
                  Stock Options and Warrants - (continued)
                  ---------------------------------------
                  A summary of the Company's stock option activity, and related information for the years ended November 30, follows:

                                                             Weighted-Average     Number of      Weighted-Average
                                                 Options      Exercise Price     Exercisable      Exercise Price
                                                 -------      --------------     -----------      --------------
                  Outstanding
                    November 30, 1998           1,039,681       $    2.16             921,224        $    1.94

                      Granted                     484,128            3.23
                      Exercised                   (32,335)           2.72
                      Terminated                  (22,000)           3.00
                                            --------------

                  Outstanding
                    November 30, 1999           1,469,474       $    2.48           1,196,237        $    2.17

                      Granted                     365,162            6.35
                      Exercised                   (69,584)           2.29
                      Terminated                  (27,859)           3.73
                                            --------------

                  Outstanding
                    November 30, 2000           1,737,193       $    3.28           1,314,284        $    2.56

                      Granted                     271,796             8.02
                      Exercised                  (323,219)            1.49
                      Terminated                  (13,831)            7.76
                                            --------------

                  Outstanding
                    November 30, 2001           1,671,939       $     4.37          1,170,049        $    3.25
                  Weighted-average fair
                   value of options granted
                   during the years                                2001             2000
                                                                   ----             ----
                         Where exercise price
                          equals stock price                    $     5.30        $     5.12

                         Where exercise price
                          exceeds stock price                         5.64              2.77

                         Where stock price
                          exceeds exercise price                         -              4.61
                  Following is a summary of the status of stock options
                  outstanding at November 30, 2001:

                                            Outstanding Options                           Exercisable Options
                                 -------------------------------------------------   -------------------------------
                                    Weighted-
                                    Number          Average            Weighted-       Number        Weighted-
                  Exercise        Outstanding      Remaining            Average      Outstanding      Average
                  Price Range     at 11/30/01  Contractual Life      Exercise Price   at 11/30/01  Exercise Price
                  -----------     -----------  ----------------      --------------   -----------  --------------
                  $  1.38 - 1.75    316,967            1.6             $   1.55         316,967        $  1.55
                  $  2.44 - 3.50    583,249            6.2             $   2.94         567,862        $  2.94
                  $  3.69 - 5.38    314,250            8.1             $   4.31         143,748        $  4.19
                  $  6.05 - 8.90    426,473            9.0             $   7.76         141,472        $  7.34
                  $11.76 - 11.76     31,000            9.7             $  11.76               -        $     -
                  ---------------   --------      --------             ---------      ----------       --------
                  $ 1.38 - 11.76    1,671,939          6.5             $   4.33       1,170,049        $  3.25

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 -         Shareholder's Equity - (continued)
                  ---------------------------------
                  Stock Options and Warrants - (continued)
                  ---------------------------------------
                  A summary of the Company's stock warrant activity, and related information for the years ended November 30, follows:

                                                                 Weighted-Average    Number of     Weighted-Average
                                                       Warrants   Exercise Price    Exercisable     Exercise Price
                                                       --------   --------------    -----------     --------------
                  Outstanding
                   November 30, 1999                  2,055,889          1.92        2,055,889             1.92

                  Granted                                     -             -                -                -
                  Exercised                              (3,937)         2.16                -                -
                  Terminated                                  -             -                -                -
                                                    ------------   ----------       ----------       ----------

                  Outstanding
                   November 30, 2000                  2,051,952          1.92        2,051,952             1.92

                  Granted                                     -             -                -                -
                  Exercised                            (210,000)         1.86                -                -
                  Terminated                                  -             -                -                -
                                                    ------------   ----------       ----------       ----------

                  Outstanding
                   November 30, 2001                  1,841,952          1.93        1,841,952             1.93

                  Following is a summary of the status of stock warrants
                  outstanding at November 30, 2001:
                                            Outstanding Warrants                           Exercisable Warrants
                                       ----------------------------                    ----------------------------
                                         Number     Weighted-Average    Weighted-         Number         Weighted-
                    Exercise Price     Outstanding      Remaining        Average        Outstanding       Average
                         Range         at 11/30/01  Contractual Life Exercise Price     at 11/30/01   Exercise Price
                    $ 1.38 - 1.75         1,472,669           5.9       $    1.67        1,472,669            1.67
                    $ 2.44 - 5.50           303,393           5.9            2.82          303,393            2.82
                    $ 3.64 - 3.64            65,890           5.9            3.64           65,890            3.64
                    -------------       -----------    ----------       ---------      -----------      ----------
                    $ 1.38 - 3.64         1,841,952           5.9       $    1.93        1,841,952            1.93
                  Earnings (Loss) Per Share
                  -------------------------
                  The following table sets forth the computations of basic
                  earnings (loss) per share and diluted earnings (loss) per
                  share:

                  Year ended November 30,            2001                    2000                       1999
                                                     ----                    ----                       ----
                  Numerator:
                    Net loss                    $  (1,043,057)         $    (1,881,510)           $    (2,904,274)
                                                -------------          ---------------            ---------------
                  Denominator:
                    Weighted average common
                    shares outstanding             13,866,216               12,650,831                 11,761,054
                                                -------------          ---------------            ---------------

                  Basic and diluted earnings
                   (loss) per share             $        (.08)         $          (.15)           $          (.25)
                                                =============          ===============            ===============

                  Potentially dilutive options and warrants to purchase 3,340,345 shares of the common stock were outstanding as of November 30, 2001, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 173,546 shares of common stock were outstanding as of November 30, 2001, but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 14 -         Retirement Plan
                  ---------------
                  The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2001, 2000 and 1999, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $37,000, $24,000 and $21,000, respectively.

Note 15 -         Commitments and Contingencies
                  -----------------------------
                  Leases
                  ------
                  The Company leases its premises under noncancellable operation leases expiring through November 2003. The approximate future minimum lease payments for the years ending November 2001, 2002 and 2003 are $248,000, $205,000, and $205,000,
                  respectively.

                  Rent expense for the years ended November 30, 2001, 2000 and 1999 was $240,810, $231,924 and $213,640, respectively.

                  Litigation
                  ----------
                  The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position and results of operations.

                  Major Customer
                  --------------
                  The Company had two major customers during 2001. Major customers were considered to be those who account for more than 10% of total revenue. Two customers accounted for approximately 36% and 27% of total revenue for the year ended November 30, 2001.

Note 16 -         Business Segment Information
                  ----------------------------
                  Segment Reporting
                  -----------------
                  The Company presents segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and
                  Related Information", which established reporting and disclosure standards for an enterprise's operating segments.
                  Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

                  The Company is organized into two business units, disease-management services and medical equipment sales, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 16 -         Business Segment Information - (continued)
                  -----------------------------------------
                  Segment Reporting - (continued)
                  ------------------------------
                  Summarized financial information by operating segment for 2001, 2000 and 1999, is as follows:

                                                              Medical             Disease
                                                             Equipment          Management
                                                               Sales             Services           Consolidated
                                                               -----             --------           ------------
                  2001
                  ----
                  Sales                                 $        486,703    $       7,534,931    $      8,021,634
                  Operating income (loss)                     (1,076,230)            (384,200)         (1,460,430)
                  Total assets                                 6,353,624            1,813,887           8,167,511
                  Depreciation and amortization                  143,740              128,861             272,601
                  Capital expenditures                           483,501               33,466             516,967

                  2000
                  ----
                  Sales                                 $        811,744    $       2,060,461    $      2,872,205
                  Operating (loss)                              (862,174)          (1,298,350)         (2,160,524)
                  Total assets                                 2,780,798              609,630           3,390,428
                  Depreciation and amortization                  143,344              105,388             248,732
                  Capital expenditures                            21,496              275,796             297,292

                  1999
                  ----
                  Sales                                 $      1,171,226    $         869,294    $      2,040,520
                  Operating (loss)                            (1,276,548)          (1,551,961)         (2,828,509)
                  Total assets                                 1,620,690              345,360           1,966,050
                  Depreciation and amortization                  146,434              112,541             258,975
                  Capital expenditures                            55,462               10,784              66,246
Note 17 -         Selected Quarterly Financial Data (unaudited)

                                                                   For the Quarters Ending 2001
                                            February 28,     May 31,        August 31,   November 30,      Total
                                            ------------     -------        ----------   ------------      -----
                    Net sales               $ 1,207,927    $ 1,654,698    $ 2,129,421    $ 3,029,588    $ 8,021,634
                    Gross profit                690,722        937,690      1,155,768      1,936,928      4,721,108
                    Net income (loss)          (283,975)      (516,275)      (382,232)       139,425     (1,043,057)
                    Income (loss) per share        (.02)          (.04)          (.03)           .01           (.08)
                                                                   For the Quarters Ending 2000
                                            February 28,     May 31,        August 31,   November 30,      Total
                                            ------------     -------        ----------   ------------      -----
                  Net sales                 $   530,389    $   542,562    $   835,745    $   963,509    $ 2,872,205
                  Gross profit                  233,402        223,872        467,469        522,683      1,447,426
                  Net income (loss)            (233,159)      (532,689)      (505,573)      (610,089)    (1,881,510)
                  Income (loss) per share          (.02)          (.04)          (.04)          (.05)          (.15)

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2001 and is incorporated herein by reference.

Item 11. Executive Compensation.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description

         Independent Auditors Report

         Consolidated Balance Sheets as of November 30, 2001 and 2000

         Consolidated Statement of Operations and Comprehensive Income for each of the three years ended November 30, 2001, 2000 and 1999

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2001, 2000 and 1999

         Consolidated Statement of Cash Flows for each of the three years ended November 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules:

         II - Valuation and Qualifying Accounts

         Other schedules have been omitted because they are not applicable.

         (b)  Reports on Form 8-K.

         None.

         (c) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Official                                                                          Sequential
Exhibit   No.                       Description                                     Page No.
-------------                       -----------                                     --------
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

    3.4           By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the
                  Company's Report on Form 10-Q dated May 31, 1987)                  I/B/R

    3.5           Amendment to By-Laws dated December 18, 1997 (Exhibit 3.5 to
                  the Company's Form 10-K Report dated November 30, 1997)            I/B/R

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

   10.4           Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit 10.11
                  to the Company's Form 10-K Report dated November 30, 1998)         I/B/R

   10.5           Form of Registration Rights Agreement between Q-Med,
                  Inc. and several stockholders dated as of November 15,
                  1998 (Exhibit 99.3 to the Company's report on Form 8-K
                  dated November 16, 1998)                                           I/B/R

   10.6           Amendment dated December 16, 1998 to Employment
                  Agreement between the Company and Michael W. Cox
                  (Exhibit 10.11 to the Company's Form 10-K for year
                  ended November 30, 1998)                                           I/B/R

   10.7           Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1
                  to the Company's Registration Statement on Form
                  S-8 (333-93697) filed December 28, 1999)                           I/B/R


   10.8           Limited Liability Agreement of HeartMasters LLC dated
                  April 14, 2000 (Exhibit 99.1 to the Company's Form
                  10-Q Report dated May 31, 2000)                                    I/B/R

   10.9           Trademark and Data License and Services Agreement
                  between Interactive Heart Management Corp. and
                  HeartMasters, LLC dated April 14, 2000 (Exhibit 99.2
                  to the Company's Form 10-Q Report dated May 31, 2000)              I/B/R

   10.10          Loan Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit
                  10.1 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                                   I/B/R

   10.11          Security Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit
                  10.2 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                                   I/B/R

   10.12          Promissory Note dated September 11, 2001 given to
                  First Union National Bank by Q-Med, Inc. (Exhibit
                  10.3 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                                   I/B/R

   11             None.

   13             None.

   16             None.

   18             None.

   21*            Subsidiaries of Registrant

   22             None.

   23*            Consent of Amper, Politziner & Mattia P.A.

   24             None.
--------
*     Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: January 31, 2002                       Q-MED, INC.


                                              By: /s/ Michael W. Cox
                                                  ----------------------------
                                                  Michael W. Cox, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                             Capacity                         Date


/s/ Michael W. Cox        President and Treasurer (Principal    January 31, 2002
---------------------     Executive and Financial Officer)
Michael W. Cox


/s/ Jane Murray           Executive Vice President - Chief      January 31, 2002
---------------------     Operating Officer and Director
Jane Murray


/s/ Debra A. Fenton       Controller (Principal Accounting      January 31, 2002
---------------------     Officer)
Debra A. Fenton


/s/ Bruce F. Wesson       Chairman of the Board                 January 31, 2002
---------------------
Bruce F. Wesson


/s/ Richard I. Levin      Director                              January 31, 2002
---------------------
Richard I. Levin


/s/ Robert A. Burns       Director                              January 31, 2002
---------------------
Robert A. Burns


/s/ David Feldman         Director                              January 31, 2002
---------------------
David Feldman


/s/ Herbert H. Sommer     Director                              January 31, 2002
---------------------
Herbert H. Sommer


/s/ A. Bruce Campbell     Director                              January 31, 2002
---------------------
A. Bruce Campbell


                                                                                   Schedule II

                                      QMED, INC. AND SUBSIDIARIES
                                  Valuation and Qualifying Accounts




                                           Balance at                                Balance at
                                          Beginning of                                 End of
                                              Year        Additions    Write-offs       Year
                                              ----        ---------    ----------       ----
Allowance for doubtful accounts   1999    $  500,000    $       -     $  384,000   $  116,000
                                  2000       116,000            -         74,000       42,000
                                  2001        42,000       33,000              -       75,000

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
  No.                                                                 Page No.
-------                                                             -----------

21                Subsidiaries of Registrant

23                Consent of Amper, Politziner & Mattia P.A.