Form 10-Q
period 2002-02-28
Q MED INC
filed 2002-04-10
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended: February 28, 2002

                        Commission file number: 0-11411

                                   QMed, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         22-2468665
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


             100 Metro Park South, Laurence Harbor, New Jersey 08878
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       (Registrant's telephone number, including area code) (732) 566-2666


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on April 3, 2002: 14,424,386.

                           QMED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          February 28, 2002       November 30,
                                                            (Unaudited)               2001
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,372,486        $       531,450
Investments                                                     6,269,899              5,436,290
Accounts receivable, net of
  allowances of approximately
  $2,000 and $75,000 respectively                                 620,889                886,028
Inventory                                                         170,051                178,386
Prepaid expenses and other current assets                         195,880                159,787
                                                          ---------------        ---------------
                                                                8,629,205              7,191,941

Property and equipment, net                                       522,657                466,456
Product software development costs                                267,411                277,812
Other assets                                                      378,417                231,302
Investment in joint venture                                             -                      -
                                                          ---------------        ---------------
                                                          $     9,797,690        $     8,167,511
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                     $       391,366        $       435,479
Leases payable, current portion                                    58,034                 53,034
Accrued salaries and commissions                                  409,556                498,815
Fees reimbursable to health plans                                   9,250                 15,524
Deferred revenue                                                  489,374                360,524
Deferred warranty revenue                                          53,957                 78,833
                                                          ---------------        ---------------
                                                                1,411,537              1,442,209

Leases payable - long term                                         49,070                 30,781
                                                          ---------------        ---------------
                                                                1,460,607              1,472,990
Stockholders' equity Common stock $.001 par
  value; 40,000,000 shares authorized; 14,424,940
  and 14,175,713 shares issued and 14,402,940 and
  14,153,713 outstanding                                           14,424                 14,175
Paid-in capital                                                32,820,290             31,541,800
Accumulated deficit                                           (24,416,023)           (24,818,342)
Accumulated other comprehensive income
  Unrealized gains on securities available for sale                (5,983)                32,513
                                                          ---------------        ---------------
                                                                8,412,708              6,770,146

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      8,337,083              6,694,521
                                                          ---------------        ---------------
                                                          $     9,797,690        $     8,167,511
                                                          ===============        ===============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three                 For the Three
                                                   Months Ended                  Months Ended
                                                   February 28,                  February 28,
                                                       2002                          2001
                                                 ---------------             ----------------
Sales
     Disease management services                 $     3,060,298             $      1,074,825
     Medical equipment                                   125,417                      133,102
                                                 ---------------             ----------------
                                                       3,185,715                    1,207,927
                                                 ---------------             ----------------
Cost of sales
     Disease management services                       1,222,232                      333,537
     Medical equipment                                    69,624                       65,091
                                                 ---------------             ----------------
                                                       1,291,856                      398,628
                                                 ---------------             ----------------

Gross profit                                           1,893,859                      809,299

Selling, general and administrative
  expenses                                             1,385,372                    1,183,506
Research and development expenses                        256,450                      157,890
                                                 ---------------             ----------------

Income (loss) from operations                            252,037                     (532,097)

Interest income                                           56,265                       33,647
Interest expense                                          (5,601)                      (5,128)
Loss in operations of joint venture                      (25,000)                           -
                                                 ---------------             ----------------

Income (loss) before income tax benefit                  277,701                     (503,578)

Income tax benefit - gain on sale of
  state net operating loss carryovers                    124,618                      219,603
                                                 ---------------             ----------------

Net income (loss)                                        402,319                     (283,975)
                                                 ===============             ================

Basic income (loss) per share
     Weighted average shares outstanding              14,297,100                   12,915,576
                                                 ---------------             ----------------
     Basic earnings (loss) per share             $           .03             $          (.02)
                                                 ===============             ================

Diluted income (loss) per share
     Weighted average shares outstanding              16,845,095                   12,915,576
                                                 ---------------             ----------------
     Diluted earnings (loss) per share           $           .02             $          (.02)
                                                 ===============             ================

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (Unaudited)


                                                   For the Three                 For the Three
                                                   Months Ended                  Months Ended
                                                   February 28,                  February 28,
                                                        2002                          2001
                                                 ---------------             ----------------
Net income (loss)                                        402,319                     (283,975)

Other comprehensive income
   Unrealized gain (loss) on securities
   available for sale                                    (38,496)                       7,000

   Less: reclassification adjustment for
   gains included in net income                            6,878                            -
                                                 ---------------             ----------------
Comprehensive income (loss)                      $       370,701             $       (276,975)
                                                 ===============             ================


      See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended February 28, 2002
                                                           (Unaudited)


                                                                                  Accumulated
                                                                                     Other         Common Stock
                                       Common Stock       Paid-in    Accumulated  Comprehensive  Held in Treasury
                                     Shares    Amount     Capital      Deficit       Income     Shares       Amount       Total
                                     ------    ------     -------      -------     ------       ------      --------    -----------
Balance - November 30, 2001       14,175,713  $14,175  $31,541,800  $(24,818,342)    $32,513       22,000    $(75,625)  $6,694,521

Exercise of stock options and
  warrants                           249,227      249    1,162,037                                                       1,162,286

Stock compensation expense                                 108,986                                                         108,986

Amortization of non-employee
  stock options                                              7,467                                                           7,467

Net income for the three months
  ended February 28, 2002                                                402,319                                           402,319

Unrealized holding losses on
  securities available for sale                                                      (38,496)                              (38,496)
                                  ----------  -------  -----------  ------------     -------       ------    --------   ----------
Balance - February 28, 2002       14,424,940  $14,424  $32,820,290  $(24,416,023)    $(5,983)      22,000    $(75,625)  $8,337,083
                                  ==========  =======  ===========  ============     =======       ======    ========   ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                              For the Three           For the Three
                                                               Months Ended           Months Ended
                                                            February 28, 2002      February 28, 2001
                                                            -----------------      -----------------
Cash flows from operating activities:
     Net income (loss)                                        $     402,319          $    (283,975)
                                                              -------------          -------------

Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
     Gain on sale of investments                                     (6,878)                     -
     Loss in operations of joint venture                             25,000                      -
     Depreciation and amortization                                   63,794                 65,671
     Stock compensation expense                                     108,986                      -
     Amortization of non-employee stock options                       7,467                  7,467
     (Increase) decrease in
         Accounts receivable                                        265,139                 28,220
         Inventory                                                    8,335                 (4,449)
         Prepaid expenses and other current assets                  (36,093)              (116,111)
     Increase (decrease) in
         Accounts payable and accrued liabilities                  (281,692)               243,009
         Deferred revenue                                           103,974
     Other, net                                                      (1,453)               (19,342)
                                                              -------------          -------------
     Total adjustments                                              256,579                204,465
                                                              -------------          -------------
                                                              $     658,898          $     (79,510)
                                                              =============          =============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale          3,328,545                241,145
     Purchases of securities available for sale                  (4,193,772)
     Capital expenditures, net                                      (75,356)               (36,826)
     Investment in joint venture                                    (25,000)
                                                              -------------          -------------
     Net cash (used in) provided by investing
       activities                                             $    (965,583)         $     204,319
                                                              =============          =============

Cash flows from financing activities:
     Payments for capital leases                                    (14,565)                     -
     Proceeds from issuance of common stock                       1,162,286                 49,338
                                                              -------------          -------------
                                                              $   1,147,721          $      49,338
                                                              =============          =============

Net change in cash and cash equivalents                             841,036                174,147

Cash and cash equivalents at beginning of period                    531,450                576,537
                                                              -------------          -------------
Cash and cash equivalents at end of period                    $   1,372,486          $     750,684
                                                              =============          =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                 $       5,601          $       5,128
     Income Taxes                                                     9,174                  9,606

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2001.

Note 1 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Disease Management Services
The Company enters into contractual arrangements with health plans to provide disease management services. Revenue from such contracts are calculated on various performance-based and fixed fee methodologies and are recorded as services are provided. The Company will adjust or defer a portion of the contract revenue for contracts where the Company may believe that there could be an issue of non-performance, possibly resulting in a refund of fees. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information is available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts. As of February 28, 2002, the Company has provided an allowance of approximately $489,000 related to these contracts which has been reflected as deferred revenue in the balance sheet.

Medical Equipment
Revenue is recognized on equipment sales when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to them at the time of shipment.

Principles of Consolidation

The consolidated financial statements include the accounts of QMed, Inc., its 83% owned inactive subsidiary, Heart Map, Inc., and its 100% owned subsidiary, Interactive Heart Management Corp., which was formed in March, 1995. Interactive Heart Management Corp. provides disease management services to health care providers throughout the United States. All inter-company accounts and transactions have been eliminated.

Note 2 - Investments in Securities

Investment in securities available-for-sale as of February 28, 2002 were as follows:

                                 Cost      Market Value   Unrealized Gain (loss)
                                 ----      ------------   ----------------------

Corporate debt securities     $4,206,537    $4,199,088         $(7,449)
Corporate equity securities      877,758       878,179             421
Government securities          1,191,587     1,192,632           1,045
                              ----------    ----------         -------
                              $6,275,882    $6,269,899         $(5,983)
                              ==========    ==========         =======

Note 3 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                           February 28, 2002   November 30, 2001
                                              (Unaudited)
                                           -----------------   -----------------
Raw materials (component parts)            $     126,062       $     127,062
Finished units                                    43,989              51,324
                                           -------------       -------------
                                           $     170,051       $     178,386
                                           =============       =============

Note 4 - Product Software Development Costs

During the three months ended February 28, 2002 the Company capitalized approximately $2,400 in product software development costs. These costs are amortized over a five-year useful life.

Note 5 - Patent and Deferred Legal Costs

During the third quarter of fiscal 2001, the Company had instituted patent litigation. The Company defers legal costs associated with lawsuits relating to defending existing patents. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of February 28, 2002, $261,402 has been capitalized as deferred legal costs and is included in other assets.

Note 6 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue. As of February 28, 2002, the Company contributed approximately $213,650 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                              February 28,      November 30,
                                                  2002              2001
                                              (Unaudited)
                                              -------------     -------------
Accounts payable trade                        $     226,097     $     252,284
Other accrued expenses - none in excess of
  5% of current liabilities                         165,269           183,195
                                              -------------     -------------
                                              $     391,366     $     435,479
                                              =============     =============

Note 8 - Fees Reimbursable to Health Plans

Health plans which utilize the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan which in some cases are deducted from fees paid to the Company. As of February 28, 2002, and November 30, 2001 there was $9,250 and $15,524, respectively, outstanding under these provisions.

Note 9 - Business Segment Information

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

The Company is organized into two business units, disease-management services and medical equipment sales, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

Summarized financial information by operating segment for three months ending February 28, is as follows:

                                                Three Months Ended
                                                   February 28,
                                              2002               2001
                                          ------------       ------------
Revenue:
  Disease management services             $  3,060,298       $   1,074,825
  Medical equipment sales                      125,417             133,102
                                          ------------       -------------
                                          $  3,185,715       $   1,207,927
                                          ============       =============

Income (loss) before income taxes:
  Disease management services             $    621,846       $   (331,480)
  Medical equipment sales                       11,388             40,700
                                          ------------       ------------
Total segments                            $    633,234       $   (290,780)

General corporate expenses - net              (355,533)          (212,798)
                                          ------------       ------------
                                          $    277,701       $   (503,578)
                                          ============       ============


Note 10 - Earnings per Share

For the period ended February 28, 2001, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options which totaled 3,074,029 shares were antidilutive and not included in the calculation of loss per share.

Note 11 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at February 28, 2002.

Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                            Period to Period Percentage Changes
                                                  For the Three Months         For the Three Months Ended
                                                  Ended February 28,             February 28, 2002 vs.
                                                   2002        2001                 February 28, 2001
                                                   ----        ----                 -----------------
         Revenue                                  100.0%       100.0%                    163.7
         Cost of revenue                           40.6         33.0                     224.1
                                                  -----        -----
         Gross profit                              59.4         67.0                     134.0
         Selling, general and administrative       43.5         98.0                      17.1
         Research and development                   8.0         13.1                      62.4
                                                  -----        -----
         Income (loss) from operations              7.9        (44.1)                      *
         Loss in operations of joint venture        (.8)         -                         *
         Interest income                            1.8          2.8                      67.2
         Interest expense                           (.2)         (.4)                      9.2
                                                  -----        -----
         Income (loss) before income tax benefit    8.7        (41.7)                      *
         Income tax benefit - gain on sale
           of state net operating loss
           carryovers                               3.9         18.2                     (43.3)
                                                  -----        -----
         Net income (loss)                         12.6        (23.5)                      *
         Unrealized gains (loss) on securities
         available for sale                        (1.0)          .6                       *
                                                  -----        -----
         Comprehensive (loss)                      11.6        (22.9)                      *
                                                  =====        =====

         * Not meaningful


THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 28, 2001

Net sales for the three months ended February 28, 2002 increased by 163.7% or approximately $1,977,800 when compared to the three months ended February 28, 2001. This increase is due to the addition of approximately 700,000 members from five separate health plans entering our disease management program. As of February 28, 2002, our program covered approximately 1.1 million lives. We expect revenues from this business segment to continue to increase as the PacifiCare implementation continues to expand in California, Oregon, Texas and Washington. We will also continue enrollment of our newest members in Regence of Idaho and Utah throughout the second quarter. On March 25, 2002 we entered into an agreement to provide services to Providence Health Plan covering approximately 120,000 members of which 24,000 are Medicare+ Choice seniors. We expect enrollment to begin in April and have a positive impact on the second quarter results.

We enter into contractual arrangements with health plans to provide disease management services. Revenue from such contracts are calculated on various performance-based and fixed fee methodologies and are recorded as services are provided. Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year. Nevertheless, based on previous outcomes and statistical results prepared by outside third party actuarial firms and independent statisticians at the inception of some contracts, and our historical experience, management believes the guarantees are reasonably set and achievable. The measurement of our performance against the base year information is a data intensive and time consuming process that is typically not completed until well after the end of the contract year. We will adjust or defer a portion of the contract revenue for contracts where we may believe that there could be an issue of non-performance, possibly resulting in a refund of fees. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information is available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts. As of February 28, 2002, we have provided an allowance of approximately $489,000 related to these contracts which has been reflected as deferred revenue in the balance sheet.

Our gross profit margin decreased to 59.4% from 67.0% for the three months ended February 28, 2002 compared to the three months ended February 28, 2001. The decrease in gross profit margin was due to the aggressive enrollment of the PacifiCare membership as well as the expansion into Idaho and Utah with the Regence members. The direct costs associated with this primarily include salaries and travel expenses.

Selling, general and administrative expenses for the three months ended February 28, 2002 increased by 17.1% or approximately $202,000 compared to the three months ended February 28, 2001. These increases are associated primarily with initial implementation of contracts which require additional personnel, travel and commission expenses.

Research and development expenses for the three months ended February 28, 2002 increased by approximately 62.4% or $99,000 when compared to the corresponding three months ended February 28, 2001. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing coronary events. These programs incorporate state of the art telecommunications, data management, security and information technology. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $7,217,668 at February 28, 2002 compared to $5,749,732 at November 30, 2001 and ratios of current assets to current liabilities of 6.1:1 as of February 28, 2002 and 5.0:1 as of November 30, 2001. The working capital increase of approximately $1,468,000 was primarily due to the net income of approximately $400,000 and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $1,100,000. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of February 28, 2002 the entire $1,000,0000 was available under this credit line.

We anticipate that funds generated from operations, together with cash and investments, and availability under our credit line will be sufficient to fund our current level of growth. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

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

Need for Additional Capital. As of February 28, 2002, we had approximately $7,642,000 cash and short term investments. While we experienced negative cash flows beginning fiscal 1995, we have had positive cash flow beginning in the last quarter of fiscal 2001. Our future success is highly dependent upon our continued access to capital markets, which we believe are necessary for the continued support of our growth. In the event we are unable to maintain access to our existing financing sources, or obtain other sources of financing, there would be a material adverse effect on our business, financial position and results of operations.

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

                                                 QMed, Inc.




                                                 By: /s/ Michael W. Cox
                                                    ----------------------------
                                                     Michael W. Cox
                                                     President
                                                     Principal Executive and
                                                     Financial Officer



Dated:  April 4, 2002

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheets of QMed, Inc. and Subsidiaries as of February 28, 2002, and the related condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended February 28, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                 AMPER, POLITZINER & MATTIA P.A.


March 27, 2002
Edison, New Jersey