Form 10-Q
period 2002-05-31
QMED INC
filed 2002-07-15
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the quarter ended: May 31, 2002 -
                         Commission file number: 0-11411


                                   QMed, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                         22-2468665
--------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


             100 Metro Park South, Laurence Harbor, New Jersey 08878
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (732) 566-2666
                 -----------------------------------------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].


The number of shares outstanding of the registrant's common stock on July 11, 2002: 14,457,767

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed balance sheets of QMed, Inc. and Subsidiaries as of May 31, 2002, and the related condensed consolidated statements of operations for the three months and six months ended May 31, 2002 and 2001 and condensed consolidated statements of stockholders' equity and cash flows for the six months then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of November 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                           AMPER, POLITZINER & MATTIA P.A.


July 3, 2002
Edison, New Jersey

Part I.
Item 1.  Financial Statements

                           QMED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            May 31, 2002           November 30,
                                                            (Unaudited)                2001
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,206,206        $       531,450

Investments                                                     7,400,848              5,436,290
Accounts receivable, net of
  allowances of approximately
  $2,000 and $75,000 respectively                                 644,443                886,028
Inventory                                                         172,239                178,386
Prepaid expenses and other current assets                         272,311                159,787
                                                                9,696,047              7,191,941

Property and equipment, net                                       502,944                466,456
Product software development costs                                283,759                277,812
Other assets                                                      477,550                231,302
Investment in joint venture                                            --                     --
                                                          ---------------        ---------------
                                                          $    10,960,300        $     8,167,511
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $     1,114,847        $       435,479
Leases payable, current portion                                    50,077                 53,034
Accrued salaries and commissions                                  372,726                498,815
Fees reimbursable to health plans                                      --                 15,524
Contract billings in excess of revenues                           368,949                360,524
Deferred warranty revenue                                          43,339                 78,833
                                                          ---------------        ---------------
                                                                1,949,938              1,442,209

Leases payable - long term                                         39,071                 30,781
                                                          ---------------        ---------------
                                                                1,989,009              1,472,990

Stockholders' equity
  Common stock $.001 par value;
    40,000,000 shares authorized; 14,479,767
    and 14,175,713 shares issued and 14,457,767
    and 14,153,713 outstanding                                     14,479                 14,175
Paid-in capital                                                33,021,176             31,541,800
Accumulated deficit                                           (23,968,411)           (24,818,342)
Accumulated other comprehensive income
  Unrealized (loss) gains on securities available
    for sale                                                      (20,328)                32,513
                                                          ---------------        ---------------
                                                                9,046,916              6,770,146

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      8,971,291              6,694,521
                                                          ---------------        ---------------
                                                          $    10,960,300        $     8,167,511
                                                          ===============        ===============


          See Accompanying Notes to Condensed Consolidated Financial Statements

                                       QMED, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                     For the Three    For the Three     For the Six      For the Six
                                     Months Ended     Months Ended      Months Ended     Months Ended
                                     May 31, 2002     May 31, 2001      May 31, 2002     May 31, 2001
                                    -------------    -------------     -------------    -------------
Revenue
  Disease management services       $   3,397,758    $   1,516,085     $   6,458,056    $   2,590,910
  Medical Equipment                        94,563          138,613           219,980          271,715
                                    -------------    -------------     -------------    -------------
                                        3,492,321        1,654,698         6,678,036        2,862,625
                                    -------------    -------------     -------------    -------------
Cost of revenue
  Disease management services           1,320,134          637,731         2,542,366        1,089,845
  Medical equipment                        48,308           79,277           117,932          144,368
                                    -------------    -------------     -------------    -------------
                                        1,368,442          717,008         2,660,298        1,234,213
                                    -------------    -------------     -------------    -------------

Gross profit                            2,123,879          937,690         4,017,738        1,628,412

Selling, general and
  administrative expenses               1,516,946        1,300,769         2,902,318        2,365,698
Research and development
  expenses                                312,637          170,110           569,087          328,000
                                    -------------    -------------     -------------    -------------

Income (loss) from operations             294,296         (553,189)          546,333       (1,065,286)

Loss in operations of joint venture       (11,250)         (26,250)          (36,250)         (26,250)
Interest expense                           (1,906)          (4,376)           (7,508)          (9,504)
Interest income                            72,460           47,540           128,726           81,187
Other income                               94,012               --            94,012               --
                                    -------------    -------------     -------------    -------------
Income (loss) before income tax
  benefit                                 447,612         (516,275)          725,313       (1,019,853)

Income tax benefit - gain on sale
  of state net operating loss
  carryovers                                   --               --           124,618          219,603
                                    -------------    -------------     -------------    -------------
Net income (loss)                   $     447,612    $    (516,275)    $     849,931    $    (800,250)

Basic income (loss) per share
  Weighted average shares
    outstanding                        14,457,022       13,537,626        14,377,939       13,230,019
                                    -------------    -------------     -------------    -------------
  Basic earnings (loss) per share   $         .03    $        (.04)    $         .06    $        (.06)
                                    =============    =============     =============    =============

Diluted income (loss) per share
  Weighted average shares
    outstanding                        16,729,466       13,537,626        16,721,312       13,230,019
                                    -------------    -------------     -------------    -------------
  Diluted earnings (loss) per share $         .03    $        (.04)    $         .05    $        (.06)
                                    =============    =============     =============    =============



              See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (Unaudited)


                                    For the Three     For the Three      For the Six     For the Six
                                     Months Ended     Months Ended      Months Ended     Months Ended
                                     May 31, 2002     May 31, 2001      May 31, 2002     May 31, 2001
                                    -------------    -------------     -------------    -------------
Net income (loss)                         447,612         (516,275)          849,931         (800,250)

Other comprehensive income
  Unrealized gain (loss) on
   securities available for sale          (14,345)            (680)          (52,841)           6,320

  Less: reclassification adjustment
   for gains included in net income        42,104                             30,387               --
                                    -------------    -------------     -------------    -------------

Comprehensive income (loss)         $     475,371    $    (516,955)    $     827,477    $    (793,930)
                                    =============    =============     =============    =============


              See Accompanying Notes to Condensed Consolidated Financial Statements

                                                  QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Six Months Ended May 31, 2002
                                                           (Unaudited)



                                                                                      Accumulated
                                                                                        Other           Common Stock
                                         Common Stock       Paid-in     Accumulated  Comprehensive    Held in Treasury
                                     Shares     Amount      Capital      Deficit        Income       Shares      Amount     Total
                                  ----------   -------   -----------  -------------  -------------  ------    --------   ----------
Balance - November 30, 2001       14,175,713   $14,175   $31,541,800  $(24,818,342)    $32,513      22,000    $(75,625)  $6,694,521

Exercise of stock options and
  warrants                           304,054       304     1,464,443                                                      1,464,747

Amortization of non-employee
  stock options                                               14,933                                                         14,933

Net income for the six months
  ended May 31, 2002                                                       849,931                                          849,931

Unrealized holding losses on
  securities available for sale                                                        (52,841)                             (52,841)
                                  ----------   -------   -----------  ------------    --------      ------    --------   ----------
Balance - May 31, 2002            14,479,767   $14,479   $33,021,176  $(23,968,411)   $(20,328)     22,000    $(75,625)  $8,971,291
                                  ==========   =======   ===========  ============    ========      ======    ========   ==========


                            See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                For the Six          For the Six
                                                                Months Ended        Months Ended
                                                                  May 31,              May 31,
                                                                   2002                 2001
                                                              -------------        -------------
Cash flows from operating activities:
  Net income (loss)                                           $     849,931        $    (800,250)
                                                              =============        =============

Adjustments to reconcile net income to cash and cash
  equivalents (used in) provided by operating activities:
    (Gain) loss on sale of investments                             (30,387)                2,856
    Loss in operations of joint venture                             36,250                26,250
    Depreciation and amortization                                  127,188               115,732
    Amortization of non-employee stock options                      14,934                14,934
    (Increase) decrease in
      Accounts receivable                                          241,586               (35,326)
      Inventory                                                      6,147                 1,720
      Prepaid expenses and other current assets                   (112,524)               (4,737)
    Increase (decrease) in
      Accounts payable and accrued liabilities                     537,755               501,236
      Deferred revenue                                             (27,069)                   --
    Other, net                                                      (1,453)              (35,117)
                                                              -------------        -------------
    Total adjustments                                              792,426               587,548
                                                              -------------        -------------
                                                             $   1,642,357         $    (212,702)
                                                             =============         =============

Cash flows from investing activities:
  Proceeds from sale of securities available for sale            6,050,389               850,000
  Purchases of securities available for sale                    (8,037,402)             (719,599)
  Capital expenditures, net                                       (369,056)             (166,109)
  Investment in joint venture                                      (36,250)              (26,250)
                                                              -------------        -------------
                                                             $  (2,392,319)        $     (61,958)
                                                             =============         =============

Cash flows from financing activities:
  Payments for capital leases                                      (40,029)                    -
  Proceeds from issuance of common stock                         1,464,747             4,052,661
                                                              -------------        -------------
                                                             $   1,424,718         $   4,052,661
                                                             =============         =============

Net (decrease) increase in cash and cash equivalents               674,756             3,778,001

Cash and cash equivalents at beginning of period                   531,450               576,537
                                                              -------------        -------------
Cash and cash equivalents at end of period                   $   1,206,206         $   4,354,538

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                 $       7,508         $       9,504
    Income taxes                                                     9,000                 9,456



            See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

Note 1 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
-------------------

Disease Management Services
The Company enters into contractual arrangements with health plans to provide disease management services. Revenue from such contracts is calculated on various performance-based and fixed fee methodologies and is recorded as services are provided. The Company will adjust or defer a portion of the contract revenue for contracts where the Company may believe that there could be an issue of non-performance, possibly resulting in a refund of fees. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information is available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts. As of May 31, 2002, the Company has provided an allowance of approximately $369,000 related to these contracts which has been reflected as contract billings in excess of revenues in the balance sheet.

In addition to this allowance, the Company has also recorded a liability of approximately $465,000 that is required to reimburse one health plan for a shortfall in the performance guarantee. As of May 31, 2002, this amount is included in accounts payable and accrued expenses on the balance sheet. It has been determined by the Company's management as well as the management of the health plan that while there were modest savings, the contract contained a number of unforeseeable issues, which made the expected outcome unachievable. Since the contract is a multi year agreement, both sides have proposed certain modifications to the contract, which, if accepted, should correct deficiencies in the agreement and have a positive impact on future performance levels.

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

Note 2 - Investments in Securities
----------------------------------

Investment in securities available-for-sale as of May 31, 2002 were as follows:

                                          Cost       Market Value     Unrealized Gain (loss)
                                          ----       ------------     ----------------------
     Corporate debt securities         $5,087,386     $5,058,933            $(28,453)
     U.S. Government short term
       obligations                      2,333,790      2,341,915               8,125
                                       ----------     ----------            --------
                                       $7,421,176     $7,400,848            $(20,328)
                                       ==========     ==========            ========

Note 3 - Inventory
------------------
Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market.
Inventories consist of the following:

                                               May 31, 2002           November 30,
                                               (Unaudited)               2001
                                              -------------          -------------
     Raw materials (component parts)          $     119,963          $     127,062
     Finished units                                  52,276                 51,324
                                              -------------          -------------
                                              $     172,239          $     178,386
                                              =============          =============

Note 4 - Product Software Development Costs
-------------------------------------------

During the six months ended May 31, 2002, the Company capitalized approximately $32,000 in product software development costs. These costs are amortized over a five-year useful life.

Note 5 - Patent and Deferred Legal Costs
----------------------------------------

During the third quarter of fiscal 2001, the Company had instituted patent litigation. The Company defers legal costs associated with the prosecution of a patent infringement claim. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of May 31, 2002, $359,000 has been capitalized as deferred legal costs and is included in other assets.

Note 6 - Investment in Joint Venture
------------------------------------

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of May 31, 2002, the Company contributed approximately $225,000 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

Note 7 - Accounts Payable and Accrued Expenses
----------------------------------------------

Accounts payable and accrued expenses include the following:

                                                                  May 31,
                                                                   2002               November 30,
                                                                (Unaudited)              2001
                                                              -------------          -------------
     Accounts payable trade                                   $     260,512          $     252,284
     Performance guarantee payable                                  464,563                     --
     Other accrued expenses - none in excess of
       5% of current liabilities                                    389,772                183,195
                                                              -------------          -------------
                                                              $   1,114,847          $     435,479
                                                              =============          =============

Note 8 - Fees Reimbursable to Health Plans
------------------------------------------

Health plans which utilize the disease management program of the Company pay participating physicians certain fees for their services related to the use of the program. Such fees are additional costs to the health plans which in most cases are deducted from fees paid to the Company. As of May 31, 2002, and November 30, 2001 there was $0 and $15,524, respectively, outstanding under these provisions.

Note 9 - Business Segment Information
-------------------------------------

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

The Company segments are organized into two business units, disease-management services and medical equipment sales, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

Summarized financial information by operating segment for three and six months ending May 31, is as follows:

                                                Three Months Ended                     Six Months Ended
                                                     May 31,                               May 31,
                                               2002              2001                2002             2001
                                               ----              ----                ----             ----
  Revenue:
     Disease management services           $  3,397,758     $  1,516,085          $  6,458,056     $   (335,076)
     Medical equipment sales                     94,563          138,613               219,980          271,715
                                           ------------     ------------          ------------     ------------
                                           $  3,492,321     $  1,654,698          $  6,678,036     $  2,862,625
                                           ============     ============          ============     ============

  Income (loss) before income taxes:
     Disease management services           $    890,551     $   (251,429)         $  1,512,397     $   (335,076)
     Medical equipment sales                     71,796           69,644                83,184          (62,943)
                                           ------------     ------------          ------------     ------------
  Total segments                           $    962,347     $   (181,785)         $  1,595,581     $   (398,019)

  General corporate expenses - net         $   (514,735)    $   (334,490)         $   (870,268)    $   (621,834)
                                           ------------     ------------          ------------     ------------
                                           $    447,612     $   (516,275)         $    725,313     $ (1,019,853)
                                           ============     ============          ============     ============

Note 10 - Earnings per Share
----------------------------

For the three and six month period ended May 31, 2001, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options, which totaled $2,798,571 and $2,825,878, respectively, were antidilutive and not included in the calculation of loss per share.

Note 11 - Line of Credit
------------------------

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $0 at May 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

QMed, Inc. is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. Interactive Heart Management Corp. ("IHMC(R)"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated cardiovascular disease management system under the name "ohms|cvdsm" (Online Health Management System for Cardiovascular Disease). It includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in its cost. As of May 31, 2002, the Company had contracts to provide its services to 15 health plans nationwide.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan disease management services; the risks associated with a significant concentration of the Company's revenues with a limited number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under the terms of its health plan contracts; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies into the Company's care management information technology platform; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company's health plan operations and financing or reinsurance to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with health plan organizations; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

The Company's accounting policies are described in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 and in Note 1 to the condensed consolidated financial statements included in Item 1 of this report. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following policy is considered by management to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition - The Company enters into contractual arrangements with health plans to provide disease management services. Revenue from such contracts is calculated on various performance-based and fixed fee methodologies and recorded as services are provided. Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases the Company guarantees a percentage reduction of disease costs compared to a prior baseline year. The measurement of the Company's performance against the base year information is a data intensive and time consuming process that is typically not completed until well after the end of the contract year. The Company adjusts or defers a portion of the contract revenue for contracts where we believe that there could be an issue of non-performance, possibly resulting in a refund of fees. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information is available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts. As of May 31, 2002, the Company has provided an allowance of approximately $369,000 related to these contracts which have been reflected as deferred revenue in the balance sheet.

In addition to this allowance, the Company has also recorded a liability of approximately $465,000 that is required to reimburse one health plan for a shortfall in the performance guarantee. This reimbursement did not have a material impact on reported operations since deferred contract revenue was sufficient to cover any potential reimbursement. The Company's management and the management of the health plan found that while modest savings were achieved, the contract did not cover a number of unforeseeable issues, which made the performance guarantee unachievable. Since the contract is a multi-year agreement, both sides have proposed certain modifications to the contract, which, if accepted, should correct for deficiencies in the agreement and have a positive impact on future performance.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                               Period to Period Percentage Changes
                                              For the Three Months   For the Six Months    For the Three Months   For the Six Months
                                                  Ended May 31,         Ended May 31,          Ended May 31,         Ended May 31,
                                                 2002     2001        2002     2001           2002 Vs. 2001          2002 Vs. 2001
                                                 ----     ----        ----     ----           -------------         --------------
Revenue                                         100.0%   100.0%       100.0%  100.0%               111.0%               133.3%
Cost of revenue                                  39.2     43.3         39.8    43.1                 90.8                115.5
                                                -----    -----        -----   -----
Gross profit                                     60.8     56.7         60.2    56.9                126.5                146.7
Selling, general and administrative1
   expenses                                      43.4     78.6         43.5    82.6                 16.6                 22.7
Research and development expenses                 9.0     10.3          8.5    11.5                 83.8                 73.5
                                                -----    -----        -----   -----
Income (loss) from operations                     8.4    (32.2)         8.2   (37.2)                  *                    *
Loss in operations of joint venture               (.3)    (1.6)         (.5)    (.9)                57.1                 38.0
Interest expense                                  (.1)     (.3)         (.1)    (.3)               (56.4)               (21.0)
Interest income                                   2.0      2.9          1.9     2.8                 52.4                 58.6
Other income                                      2.8       -           1.4      -                    *                    *
                                                -----    -----        -----   -----
Loss before income tax benefit                   12.8    (31.2)        10.9   (35.6)                  *                    *
Income tax benefit - gain on sale of
  state net operating loss carryovers              -        -           1.8     7.7                   -                 (43.3)
                                                -----    -----        -----   -----
Net income (loss)                                12.8    (31.2)        12.7   (27.9)                  *                    *
                                                =====    =====        =====   =====

* Not meaningful

Revenues for the three and six month periods ended May 31, 2002 increased 111% and 133%, respectively, over the same periods in 2001. This increase in revenues resulted primarily from an increase in the membership covered by the Company's disease management program. As of May 31, 2002, our program covered approximately 1.4 million members compared to approximately 850,000 members as of May 31, 2001. At May 31, 2002, of the approximately 1.4 million health plan members under contract, the Company had approximately 1.2 million commercial members and 200,000 Medicare+Choice members compared to approximately 715,000 commercial members and 135,000 Medicare+Choice members at May 31, 2001. Revenue for Medicare+Choice members is significantly higher than commercial members. During the second quarter of fiscal 2002 the Company began implementation of its contract with Providence Health Plan in Oregon, which represents our third health plan in that state. Revenues from this business segment continue to increase as PacifiCare implements our disease management program in additional states. The initial enrollment of members began in Arizona during June 2002 and the contract with Colorado was recently completed with enrollment expected to begin in early September. The Company has also begun the patient selection process for the Medicare Coordinated Care Demonstration. Under the award, the Company is implementing its ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California will begin in July 2002 and the Company will receive fees from the Centers for Medicare and Medicaid Services for up to four years. The Company expects to begin receiving revenue under this project within the next 60 days. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 primarily as a result of additional lives enrolled under both existing and anticipated new contracts with health care providers as well as those enrolled under the Medicare program.

Gross profit margins for the three and six month periods ending May 31, 2002 increased to 60% from 57% compared to the same periods of the prior fiscal years primarily due to increased revenues and the ability to leverage our staffing resources in states where it has multiple health plan contracts. The investment the Company has made over the past year in product software development has also helped maintain staffing levels and enhanced cost efficiencies and the speed at which information flows from our database to the physician.

Selling, general and administrative expenses for the three and six months ended May 31, 2002 increased by 17% and 23%, respectively, compared with the prior fiscal year periods. The increase was primarily due to an increase in administrative staff, legal costs associated with contracting issues, and consulting expenses. Selling, general and administrative expenses as a percentage of revenue decreased significantly to 43% from 79% for the three months ending May 31, 2002 compared to 2001 and to 44% compared to 83% for the six months ending May 31, 2002 compared to 2001. The Company anticipates selling, general and administrative expenses to increase as a result of increases in its management team to support its growth and to move the corporate headquarters into a larger facility which is expected to be completed in October 2002.

Research and development expenses for the three and six months ended May 31, 2002 increased by 84% and 74%, respectively, when compared to the prior fiscal year periods. During the past year the Company has focused its efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Liquidity and Capital Resources

To date, the Company's principal sources of working capital has been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

The Company had working capital of $7,746,109 at May 31, 2002 compared to $5,749,732 at November 30, 2001 and ratios of current assets to current liabilities of 5.0:1 as of May 31, 2002 and 5.0:1 as of November 30, 2001. The working capital increase of approximately $2,000,000 was primarily due to the net income of approximately $850,000 and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $1,450,000. In September 2001 the Company entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of May 31, 2002 the entire $1,000,0000 was available under this credit line.

The Company anticipates that funds generated from operations, together with cash and investments, and availability under our credit line will be sufficient to fund our current level of growth. However, to the extent the expansion of the Company's operations requires significant additional resources or certain forms of financial guarantees to assure its performance under the terms of new health plan contracts, the Company may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to the Company.

Part II - Other Information

Item 1.  Legal Proceedings

         The Company previously disclosed that it brought a patent infringement and unfair competition action against LifeMasters Supported Selfcare ("LifeMasters"). In the action, which is pending in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported Selfcare, Inc. (CV-01-3469), we are seeking damages and other relief for patent infringement, violation of the Lanham Act and common law unfair competition. In November 2001, LifeMasters then brought arbitration proceedings against both the Company and IHMC, seeking, in arbitration, compensatory and punitive damages in an unspecified amount, together with costs and fees. In the arbitration proceedings, LifeMasters asserts claim of fraud, constructive fraud, declaratory relief, breach of contract, and claims for determination as to the validity, enforceability and infringement of our patent, as well as for other relief. LifeMasters' motion in the U.S. District Court action, for an order, transferring, staying or dismissing parts of our case, in favor of their arbitrations was denied and our cross motion to stay the arbitration was granted. Lifemasters is appealing this order. The Company has opposed LifeMasters' motion and arbitrations, and will vigorously defend against LifeMasters' claims, and in pursuit of our own.

         The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any amounts we may be required to pay will not have a material effect on the financial statements.

Item 2.  Changes in Securities
------------------------------

         None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on May 22, 2002, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 8, 2002, the record date of the meeting, was 14,446,386 of which 13,729,755 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                           Michael W. Cox
                           Bruce F. Wesson
                           Jane A. Murray
                           David Feldman
                           Richard I. Levin
                           Robert A. Burns
                           A. Bruce Campbell
                           Herbert H. Sommer

         The following matter was submitted to stockholders and adopted by the requisite vote of two-thirds of the outstanding shares:

                                                                         Broker
                                           For     Against   Abstain    Non-Vote
                                           ---     -------   -------    --------
         To amend the Company's
         certificate of incorporation
         to remove the hyphen
         from the Company's formal
         name                         13,710,495    7,785    11,010       -0-

         The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                                                         Broker
                                           For     Against   Abstain    Non-Vote
                                           ---     -------   -------    --------
         To amend the Company's
         1999 Equity Incentive Plan
         to increase the number of
         shares reserved for issuance
         from 1,000,000 to 2,000,000   7,157,031  325,071    56,644    6,191,009

         To ratify the selection of the
         Company's independent
         certified public accountants
         for the current fiscal year. 13,699,020    8,985    21,750       -0-

Item 5.  Other Information
--------------------------

         The Company amended its certificate of incorporation on May 28, 2002 to remove the hyphen from its corporate name. This action was taken with the approval of stockholders. In addition to changing the corporate name to QMed, Inc., its trading symbol on the Nasdaq stock market changed from QEKG to QMED on May 28, 2002.

         The Company entered into a lease of approximately 18,000 square feet for its corporate headquarters in June 2002. The five year lease provides for fixed rent of $36,421 per month, which will be adjusted annually for changes in real estate taxes and the landlord's operating expenses. The Company expects to occupy the new facility, which is approximately twice the size of its current headquarters, in October 2002. The facilities will be used for administrative offices, sales training, marketing and will house the Company's ohms Center. Management believes that this space will be adequate for its present level of operations and growth for the next few years.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      The following exhibits are filed as part of this report:

                  3.1 Amendment to the Company's Restated Certificate of Incorporation, effective May 28, 2002

                  10.1 Amendment No. 1 to the QMed, Inc. 1999 Equity Incentive Plan

                  10.2 Real Property Lease between Donato Hi-Tech Holdings IV, Inc. and the Company dated June 19, 2002

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



Dated:  July 15, 2002