Form 10-Q
period 2002-08-31
QMED INC
filed 2002-10-15
CIK 729213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the quarter ended: August 31, 2002 - Commission file number: 0-11411


                                   QMed, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            22-2468665
--------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


             100 Metro Park South, Laurence Harbor, New Jersey 08878
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


The number of shares outstanding of the registrant's common stock on October 3, 2002: 14,457,767

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheets of QMed, Inc. and Subsidiaries as of August 31, 2002, and the related condensed consolidated statements of operations and comprehensive income for the three months and nine months ended August 31, 2002 and 2001 and condensed consolidated statements of stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                        /s/ AMPER, POLITZINER & MATTIA P.C.


October 4, 2002
Edison, New Jersey

Part I.
Item 1.  Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          August 31, 2002         November 30,
                                                            (Unaudited)               2001
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     2,855,452        $       531,450
Investments                                                     5,914,021              5,436,290
Accounts receivable, net of
  allowances of approximately
  $2,000 and $75,000 respectively                                 304,410                886,028
Inventory                                                         167,871                178,386
Prepaid expenses and other current assets                         392,810                159,787
                                                          ---------------        ---------------
                                                                9,634,564              7,191,941

Property and equipment, net                                       786,349                466,456
Product software development costs                                279,568                277,812
Other assets                                                      545,396                231,302
Investment in joint venture                                            --                     --
                                                          ---------------        ---------------
                                                          $    11,245,877        $     8,167,511
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $       776,235        $       435,479
Leases payable, current portion                                    52,832                 53,034
Accrued salaries and commissions                                  243,517                498,815
Fees reimbursable to health plans                                   2,150                 15,524
Contract billings in excess of revenues                         1,658,430                360,524
Deferred warranty revenue                                          52,619                 78,833
                                                          ---------------        ---------------
                                                                2,785,783              1,442,209

Leases payable - long term                                         47,260                 30,781
                                                          ---------------        ---------------
                                                                2,833,043              1,472,990

Stockholders' equity
  Common stock $.001 par value;
  40,000,000 shares authorized; 14,479,767
  and 14,175,713 shares issued and 14,457,767
  and 14,153,713 outstanding                                       14,479                 14,175
Paid-in capital                                                33,028,643             31,541,800
Accumulated deficit                                           (24,527,777)           (24,818,342)
Accumulated other comprehensive income
  Unrealized (loss) gains on securities
  available for sale                                              (26,886)                32,513
                                                          ---------------        ---------------
                                                                8,488,459              6,770,146

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                       8,412,834             6,694,521
                                                          ---------------        ---------------
                                                          $     11,245,877       $     8,167,511
                                                          ================       ===============


            See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                    For the Three    For the Three      For the Nine     For the Nine
                                     Months Ended     Months Ended      Months Ended     Months Ended
                                   August 31, 2002  August 31, 2001   August 31, 2002  August 31, 2001
                                    -------------    -------------     -------------    -------------
Revenue
      Disease management services   $   2,391,590    $   2,023,109     $   8,849,646    $   4,614,019
      Medical Equipment                   100,017          106,312           319,997          378,027
                                    -------------    -------------     -------------    -------------
                                        2,491,607        2,129,421         9,169,643        4,992,046
                                    -------------    -------------     -------------    -------------
Cost of revenue
      Disease management services       1,367,998          897,647         3,910,364        1,987,492
      Medical equipment                    49,486           76,006           167,418          220,374
                                    -------------    -------------     -------------    -------------
                                        1,417,484          973,653         4,077,782        2,207,866
                                    -------------    -------------     -------------    -------------

Gross profit                            1,074,123        1,155,768         5,091,861        2,784,180

Selling, general and
      administrative expenses           1,369,343        1,381,102         4,271,661        3,746,800
Research and development
      expenses                            305,440          191,924           874,527          519,924
                                    -------------    -------------     -------------    -------------
Income (loss) from operations            (600,660)        (417,258)          (54,327)      (1,482,544)

Loss in operations of joint venture       (11,250)         (16,250)          (47,500)         (42,500)
Interest expense                           (3,982)          (3,800)          (11,490)         (13,304)
Interest income                            56,526           55,076           185,252          136,263
Other income                                   --                             94,012
                                    -------------    -------------     -------------    -------------
Income (loss) before income tax          (559,366)        (382,232)          165,947       (1,402,085)
      benefit

Income tax benefit - gain on sale
      of state net operating loss
      carryovers                               --               --           124,618          219,603
                                    -------------    -------------     -------------    -------------
Net income (loss)                   $    (559,366)   $    (382,232)    $     290,565    $  (1,182,482)

Basic income (loss) per share
      Weighted average shares
         outstanding                   14,479,767       13,885,306        14,412,130       13,450,042
                                    -------------    -------------     -------------    -------------
      Basic earnings (loss) per
         share                      $        (.04)   $        (.03)    $         .02    $        (.09)
                                    =============    =============     =============    =============

Diluted income (loss) per share
      Weighted average shares
         outstanding                   14,479,767       13,885,306        16,645,992       13,450,042
                                    -------------    -------------     -------------    -------------
      Diluted earnings (loss) per
         Share                      $        (.04)   $        (.03)    $         .02    $        (.09)
                                    =============    =============     =============    =============


              See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (Unaudited)



                                    For the Three    For the Three      For the Nine     For the Nine
                                     Months Ended     Months Ended      Months Ended     Months Ended
                                   August 31, 2002  August 31, 2001   August 31, 2002  August 31, 2001
                                    -------------    -------------     -------------    -------------
Net income (loss)                   $    (559,366)   $    (382,232)    $     290,565    $  (1,182,482)

Other comprehensive income
      Unrealized gain (loss)
      on securities available
      for sale                             (6,558)           8,595           (59,399)          14,915

      Less: reclassification
      adjustment for gains included
       in net income                       11,439               --            41,826               --
                                    -------------    -------------     -------------    -------------

Comprehensive income (loss)         $    (554,485)   $    (373,637)    $     272,992    $  (1,167,567)
                                    =============    =============     =============    =============




                   See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                        EQUITY For the Nine Months Ended August 31, 2002
                                                           (Unaudited)



                                                                                      Accumulated
                                                                                       Other          Common Stock
                                         Common Stock       Paid-in    Accumulated   Comprehensive  Held in Treasury
                                     Shares     Amount     Capital      Deficit         Income      Shares     Amount       Total
                                     ------     ------     -------      -------         ------      ------     ------       -----
Balance - November 30, 2001       14,175,713   $14,175  $31,541,800  $(24,818,342)     $ 32,513     22,000    $(75,625)  $6,694,521

Exercise of stock options and
     warrants                        304,054       304    1,464,443                                                       1,464,747

Amortization of non-employee
     stock options                                           22,400                                                          22,400
Net income for the nine months
     ended August 31, 2002                                                290,565                                           290,565

Unrealized holding losses on
     securities available for sale                                                      (59,399)                            (59,399)
                                  ----------   -------  -----------  ------------      --------     ------    --------   ----------
Balance - August 31, 2002         14,479,767   $14,479  $33,028,643  $(24,527,777)     $(26,886)    22,000    $(75,625)  $8,412,834
                                  ==========   =======  ===========  ============      ========     ======    ========   ==========


                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                For the Nine          For the Nine
                                                                Months Ended          Months Ended
                                                                August 31,            August 31,
                                                                2002                  2001
                                                                -------------         -------------
Cash flows from operating activities:
     Net income (loss)                                          $     290,565         $  (1,182,482)
                                                                =============         =============

Adjustments to reconcile net income to cash and cash
  equivalents (used in) provided by operating activities:
     (Gain) loss on sale of investments                               (41,826)                5,323
     Loss in operations of joint venture                               47,500                42,500
     Depreciation and amortization                                    404,749               203,884
     Amortization of non-employee stock options                        22,400                22,401
     (Increase) decrease in
         Accounts receivable                                          581,619              (506,148)
         Inventory                                                     10,515                22,079
         Prepaid expenses and other current assets                   (233,023)               (9,225)
     Increase (decrease) in
         Accounts payable and accrued liabilities                      72,084               386,954
        Contract billings in excess of revenues                     1,271,692               359,389
     Other, net                                                       (74,296)              (40,396)
                                                                -------------         -------------
     Total adjustments                                              2,061,414               486,761
                                                                -------------         -------------
                                                                $   2,351,979         $    (695,721)
                                                                =============         =============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale           11,273,005             5,191,683
     Purchases of securities available for sale                   (11,768,309)           (7,983,451)
     Capital expenditures                                            (909,890)             (345,619)
     Investment in joint venture                                      (47,500)              (42,500)
                                                                -------------         -------------
                                                                $  (1,452,694)        $  (3,179,887)
                                                                =============         =============

Cash flows from financing activities:
     Payments for capital leases                                      (40,030)                   --
     Proceeds from issuance of common stock                         1,464,747             4,450,834
                                                                -------------         -------------
                                                                $   1,424,717         $   4,450,834
                                                                =============         =============

Net increase in cash and cash equivalents                           2,324,002               575,226

Cash and cash equivalents at beginning of period                      531,450               576,537
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $   2,855,452         $   1,151,763
                                                                =============         =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                   $      11,490         $      13,304
     Income taxes                                                      10,200                 9,700



                  See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.


Note 2 - Investments in Securities

Investment in securities available-for-sale as of August 31, 2002 were as follows:

                                       Cost             Market Value     Unrealized Gain (loss)
                                       ----             ------------     ----------------------
     Corporate debt securities         $3,364,829        $3,328,540           $(36,289)
     U.S. Government short term
     obligations                        2,576,078         2,585,481              9,403
                                       ----------        ----------           --------
                                       $5,940,907        $5,914,021           $(26,886)
                                       ==========        ==========           ========

Note 3 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                              August 31, 2002         November 30,
                                                                (Unaudited)               2001
                                                              ---------------        ------------
     Raw materials (component parts)                          $     122,720          $     127,062
     Finished units                                                  45,151                 51,324
                                                              -------------          -------------
                                                              $     167,871          $     178,386
                                                              =============          =============

Note 4 - Product Software Development Costs

During the nine months ended August 31, 2002, the Company capitalized approximately $41,000 in product software development costs. These costs are amortized over a five-year useful life.

Note 5 - Patent and Deferred Legal Costs

During the third quarter of fiscal 2001, the Company instituted patent litigation. The Company defers legal costs associated with the prosecution of a patent infringement claim. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of August 31, 2002, $358,425 has been capitalized as deferred legal costs and is included in other assets.

Note 6 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of August 31, 2002, the Company contributed approximately $236,000 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                              August 31, 2002         November 30,
                                                                (Unaudited)               2001
                                                              ---------------        ------------
     Accounts payable trade                                   $     218,480          $     252,284
     Insurance Premiums Payable                                     203,280                 19,516
     Other accrued expenses - none in excess of
       5% of current liabilities                                    354,475                163,679
                                                              -------------          -------------
                                                              $     776,235          $     435,479
                                                              =============          =============

Note 8 - Fees Reimbursable to Health Plans

Health plans, which utilize the disease management program of the Company, pay participating physicians certain fees for their services related to the use of the program. Such fees are additional costs to the health plans, which in most cases are deducted from fees paid to the Company. As of August 31, 2002, and November 30, 2001 there was $2,150 and $15,524, respectively, outstanding under these provisions.

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

Summarized financial information by operating segment for three and nine months ending August 31, is as follows:

                                                     Three Months Ended                     Nine Months Ended
                                                         August 31,                             August 31,
                                                     2002              2001                  2002         2001
                                                     ----              ----                  ----         ----
      Revenue:
         Disease management services           $  2,391,590     $  2,023,109          $  8,849,646     $  4,614,019
         Medical equipment sales                    100,017          106,312               319,997          378,027
                                               ------------     ------------          ------------     ------------
                                               $  2,491,607     $  2,129,421          $  9,169,643     $  4,992,046
                                               ============     ============          ============     ============

      Income (loss) before income taxes:
         Disease management services           $   (363,817)    $     71,028          $  1,148,580     $   (264,048)
         Medical equipment sales                     44,437         (122,269)              133,981         (185,212)
                                               ------------     ------------          ------------     ------------
      Total segments                           $   (319,380)    $    (51,241)         $  1,282,561     $   (449,260)

      General corporate expenses - net         $   (239,986)    $   (330,991)         $ (1,116,614)    $   (952,825)
                                               ------------     ------------          ------------     ------------
                                               $   (559,366)    $   (382,232)         $    165,947     $ (1,402,085)
                                               ============     ============          ============     ============

Note 10 - Earnings per Share

For the three month period ended August 31, 2002, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options outstanding, which totaled 1,957,539 were antidilutive and not included in the calculation of loss per share. For the three and nine month period ended August 31, 2001, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options outstanding, which totaled 2,513,006 and 2,275,268, respectively, were antidilutive and not included in the calculation of loss per share.

Note 11 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $0 at August 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 QMed, Inc. is a Delaware corporation and is the successor by merger to the business of a New Jersey corporation organized on February 1, 1983. Interactive Heart Management Corp. ("IHMC(R)"), a subsidiary founded during the year ended November 30, 1995 ("fiscal 1995"), developed and is marketing an integrated cardiovascular disease management system under the name "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease). It includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in its cost. As of August 31, 2002, the Company had contracts to provide its services to 15 health plans nationwide.

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

Critical Accounting Policies

The Company's accounting policies are described in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following policy is considered by management to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition

The Company enters into contractual arrangements with health plans to provide disease management services. Revenue from such contracts is calculated on various performance-based and fee based methodologies and recorded as services are provided. Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where we believe that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market and general membership terminations. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are periodically reviewed and adjusted, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets and other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2002, based on information and data available at this time, the Company has provided an allowance of approximately $1,650,000, of which approximately $1,400,000 was recorded during the three months ended August 31, 2002, related to contracts with two Regence health plans and has been reflected as contract billings in excess of revenues on the balance sheet. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from this contract. Since the contract is a multi year agreement, both sides have proposed certain modifications to the agreement, which, as of this date have not been satisfactorily resolved. While all sides to the negotiations appear to believe that a final and positive resolution is possible, it may also be possible that the contract may terminate, therefore, the necessary steps have been taken this quarter to increase reserves in that eventuality.

Contract billings in excess of revenues on the balance sheet in the amount of approximately $1,650,000 consists of revenue from two health plan customers, Regence Oregon and Washington, which may be subject to refund. HeartMasters, a limited liability company consisting of the Company and a partner LifeMasters, has three separate lines of business, two health maintenance organizations ("HMO") lines and one preferred provider organization ("PPO"), under contract with Regence Oregon and Washington under which the Company provides coronary artery disease management services and Life Masters provides services for congestive heart failure. The Company also has contracts with Regence of Idaho and Utah. Regence Idaho and Utah contracts are not subject to the same terms and conditions as those in Oregon and Washington. In addition, the Idaho and Utah contract outcomes are designed to measure the company's disease management of coronary disease and stroke against a control population not managed by a formal disease management process. It has been determined by the Company's management as well as the management of the health plans that while there were modest savings in Oregon and Washington, the contract contained a number of unforeseeable issues, which made the expected outcome unachievable. Certain provisions in the contract covering "all claims" versus "disease specific" claims had a negative impact on contract performance to date. These provisions are not included in any of the Company's other disease management contracts. Furthermore, QMed alone operates all of the Company's other contractual agreements without any outside partner's involvement. Approximately $1,400,000 of the $1,650,000 amount in contract billings in excess of revenues on the balance sheet is subject to reconciliation at future periods, however, since the first contract year reconciliation did not provide positive results, enrollment targets have not improved, and since the company has not yet been successful in renegotiating agreement terms with Regence, all of the revenue from this agreement which is estimated to be subject to refund is deferred in accordance with the Company's revenue recognition policy. If reconciliation or renegotiated contract terms provides positive results, revenue from this contract will be recorded at that time.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations.

                                                                                              Period to Period Percentage Changes
                                          For the Three Months   For the Nine Months      For the Three Months   For the Nine Months
                                            Ended August 31,       Ended August 31,         Ended August 31,       Ended August 31,
                                            2002       2001          2002    2001             2002 Vs. 2001         2002 Vs. 2001
                                          ---------  ---------    -------- --------       --------------------   -------------------
Revenue                                     100.0%    100.0%        100.0%  100.0%                 17.0                  83.6
Cost of revenue                              56.9      45.7          44.5    44.2                  45.6                  84.7
                                            -----     -----         -----   -----
Gross profit                                 43.1      54.3          55.5    55.8                  (7.1)                 82.9
Selling, general and administrative
   expenses                                  54.9      64.9          46.6    75.1                   (.9)                 14.0
Research and development expenses            12.3       9.0           9.5    10.4                  59.2                  68.2
                                            -----     -----         -----   -----
Income (loss) from operations               (24.1)    (19.6)          (.6)  (29.7)                 43.9                 (96.3)
Loss in operations of joint venture           (.4)      (.8)          (.5)    (.9)                (30.7)                 11.7
Interest expense                              (.1)      (.2)          (.1)    (.3)                  4.8                 (13.6)
Interest income                               2.2       2.6           2.0     2.8                   2.6                  35.9
Other income                                   -         -            1.0      -                     -                     *
                                            -----     -----         -----   -----
Income (loss) before income tax benefit     (22.4)    (18.0)          1.8   (28.1)                 46.3                    *
Income tax benefit - gain on sale of
   state net operating loss carryovers         -         -            1.4     4.4                   -                   (43.2)
                                            -----     -----         -----   -----
Net income (loss)                           (22.4)    (18.0)          3.2   (23.7)                 46.3                    *
                                            =====     =====         =====   =====

* Not meaningful

Revenues for the three and nine month periods ended August 31, 2002 increased 17% and 84%, respectively, over the same periods in 2001. This increase in revenues resulted primarily from an increase in the membership covered by the Company's disease management programs. As of August 31, 2002, our programs covered approximately 1,570,000 members compared to approximately 850,000 members as of August 31, 2001. At August 31, 2002, of the total health plan members under contract, the Company had approximately 1,335,000 million commercial members and 235,000 Medicare+Choice members compared to approximately 715,000 commercial members and 135,000 Medicare+Choice members at May 31, 2001. Revenue from Medicare+Choice members is significantly higher than commercial members. During the third quarter of fiscal 2002 the Company continued implementation of its contract with Providence Health Plan in Oregon, which represents our third health plan in that state. During June 2002 the Company also began implementation of its program with PacifiCare of Arizona and during September 2002 began in PacifiCare of Colorado. The Company has also begun the enrollment process for the Medicare Coordinated Care Demonstration during July 2002. Under the award, the Company is implementing its ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment began in California during July 2002 and the Company will receive fees from the Centers for Medicare and Medicaid Services for up to four years. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 primarily as a result of additional lives enrolled under both existing and anticipated new contracts with health care providers, subject to certain performance guarantees, as well as those continuing to be enrolled under the Medicare program.

Gross profit margins for the three months ended August 31, 2002 decreased to 43.1% from 54.3% in the prior year and remained at approximately 55% for the nine month period ending August 31, 2002. This decrease was directly related to the increase of revenue reserved as described above. Without the additional reserve of approximately $1.4 million, gross profit margins would have risen to approximately 63% compared to 54% for the comparable three month period and to 61% compared to 56% for the comparable nine month periods. This increase would have been attributable to our leveraging staffing resources in states where the Company has multiple health plan contracts as well as improvements in product software development. Software improvements have enhanced the speed at which information flows from our database to the physician and permitted the Company to serve significantly larger populations with modest staff increases.

Selling, general and administrative expenses for the three months ended August 31, 2002 decreased by less than 1% compared to the prior year. Selling, general and administrative costs for the nine months ended August 31, 2002 increased by 14% compared with the prior period. The increase was primarily due to an increase in administrative staff, legal costs associated with contracting issues, and consulting expenses. The Company anticipates selling, general and administrative expenses to increase as a result of increases in its management team to support its growth and to move the corporate headquarters into a larger facility, which is expected to be complete in November 2002.

Research and development expenses for the three and nine months ended August 31, 2002 increased by 59% and 68%, respectively, when compared to the prior fiscal year periods. During the past year the Company has focused its efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. The Company intends to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Liquidity and Capital Resources

To date, the Company's principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since the Company's inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

The Company had working capital of $6,848,781 at August 31, 2002 compared to $5,749,732 at November 30, 2001 and ratios of current assets to current liabilities of 3.5:1 as of August 31, 2002 and 5.0:1 as of November 30, 2001. The working capital increase of approximately $1,100,000 was primarily due to the net income of approximately $300,000 and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $1,450,000. In September 2001 the Company entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2002 the entire $1,000,0000 was available under this credit line.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short term high-credit quality securities.

Item 4.  Controls and Procedures

Within the 90 days preceding the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the single officer presently serving as Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including such officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002. Subsequent to August 31, 2002, the Company hired a chief financial officer, and effective October 21, 2002, the responsibilities of CEO and CFO will no longer be performed by a single executive.

Part II - Other Information

     Item 1.      Legal Proceedings

                  The Company previously disclosed that it brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). In the action, which is pending in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported SelfCare, Inc. (CV-01-3469), we are seeking damages and other relief for patent infringement, violation of the Lanham Act and common law unfair competition. In November 2001, LifeMasters then brought arbitration proceedings against both the Company and IHMC, seeking, in arbitration, compensatory and punitive damages in an unspecified amount, together with costs and fees. In the arbitration proceedings, LifeMasters asserts claim of fraud, constructive fraud, declaratory relief, breach of contract, and claims for determination as to the validity, enforceability and infringement of our patent, as well as for other relief. LifeMasters' motion in the U.S. District Court action, for an order, transferring, staying or dismissing parts of our case, in favor of their arbitrations was denied and our cross motion to stay the arbitration was granted. LifeMasters is appealing this order. The Company has opposed LifeMasters and will vigorously defend against LifeMasters' claims, and in pursuit of our own.

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

                  None.

     Item 3.      Defaults upon Senior Securities

                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders

                  None.

     Item 5.      Other Information

                  On September 23, 2002, the company entered into an employment agreement with Bill Schmitt. Pursuant to the agreement, Mr. Schmitt will, beginning October 21, 2002, serve as the Company's Senior Vice President and Chief Financial Officer.

     Item 6.      Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this report:

                           10.1 Employment Agreement dated September 23, 2002 between QMed, Inc. and Bill Schmitt.

                           99.1     Certification pursuant to 18 U.S.C. Section
                                    1350

                           99.2     Certification pursuant to 18 U.S.C. Section
                                    1350

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        QMed, Inc.




                                                        By: /s/ Michael W. Cox
                                                           ---------------------
                                                        Michael W. Cox
                                                        President
                                                        Principal Executive and
                                                        Financial Officer

Dated:  October  15, 2002

                                CERTIFICATION


         I, Michael W. Cox, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of QMed, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 15, 2002                            /s/ Michael W. Cox
                                          --------------------------------------
                                          Michael W. Cox, President, CEO and CFO