Form 10-K
period 2002-11-30
QMED INC
filed 2003-02-28
CIK 729213

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2002

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period from to


                         Commission File Number: 0-11411

                                   QMED, INC.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             22-2468665
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                            Identification No.

25 Christopher Way, Eatontown, New Jersey                        07724
------------------------------------------                     ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (732) 544-5544

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to
   Section 12 (g) of the Act:               Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of February 20, 2003, the aggregate value of the registrant's voting stock held by non-affiliates was $62,843,834 (computed by multiplying the last reported sale price on February 20, 2003 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

As of February 20, 2003, there were 14,511,070 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X ] No [ ]


         Documents incorporated by reference:

         Document                                        Form 10-K Reference

         Portions of the Registrant's Proxy Statement           III
         for its 2003 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal Year End)

                                     PART I

Item 1. Business

Forward-Looking Statements
--------------------------------------------------------------------------------

Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" And other factors described in this Item 1 under "Industry and Other Risk Considerations." We undertake no obligation to update or revise such forward-looking statements.

General
--------------------------------------------------------------------------------

Q-Med(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of November 30, 2002, we had contracts to provide these services to 16 health plans in 8 states covering approximately 1.5 million health plan members.

The ohms|cvd system is a comprehensive disease management system developed to utilize modern prognostic and therapeutic technologies to reduce the utilization of expensive invasive medical procedures like cardiac revascularization and encourage the use of preventative cardiology therapies. The system uses real-time clinical chart abstracted data, "evidence based" medical recommendations, patient monitoring and telecommunication technology. It analyzes results, generates reports, and archives data. The emphasis throughout the process is on early identification and prevention of cardiovascular events, modification of critical risk factors and the optimization of appropriate medicine. Early treatment, with emphasis on medical intervention results in an overall lowering of morbidity and mortality the associated cost of cardiovascular disease and its complications.

We also produce, sell and support a line of ischemic heart monitors and a system that analyzes heart rate variability under the name, Monitor One nDx(R) ("nDx").

Our executive offices are located at 25 Christopher Way, Eatontown, New Jersey 07724 and our telephone number is (732) 544-5544.

We maintain an Internet website at www.qmedinc.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.

ohms|cvd Systems
--------------------------------------------------------------------------------

ohms|cvd is our medical "expert system" designed as a total disease management process for Heart Failure (CHF), CAD, Stroke and Diabetic cardiovascular complications utilizing "best practice" solutions in the management of these diseases. It consists of Monitor One(R) STRx, our ambulant ischemia technology, a remote on-line diagnostic center (The ohms Center), an integrated cardiology consultant practice and other patient monitoring systems. The entire system noninvasively and reliably quantifies the probable risk of a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad(R) system, adding the capability to manage patients that have congestive heart failure, diabetic cardiovascular complications and the risk of stroke.

The systems are evidence based, relational mechanisms, using patient descriptors which include:

         o        demographics,
         o        medical history,
         o        current medical therapy, including aspirin,
         o        lipid and hypertension profiles,
         o        obesity and lifestyle,
         o        smoking,
         o        glucose levels,
         o        ambulant ischemia,
         o        weight gain beyond set parameters, and
         o        rate and rhythm disturbances and other ECG abnormalities.

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

For example, in its risk prevention mode (myocardial infarction, unstable angina, coronary complications), it centers on the presence or absence of ambulant ischemia as a risk stratifier utilizing our specialized non-invasive STRx technology for evaluation of this phenomena in each patient. This test data is uploaded in near real-time to our central database (The ohms Center), which in turn stratifies each individual patient into high or low risk. It then proposes to lower a high-risk patient's risk with specific anti-ischemic medical therapies as one treatment option, or, if necessary, recommends further local cardiology consultation leading to possible invasive intervention. If the data indicate that the patient is at low risk, a message is sent back to the primary care physician site within minutes with recommendations for optimization of medical therapy that will maintain the patient in the low-risk pool. In both circumstances, our proprietary disease management algorithm, which in turn is based on national practice guidelines, guides therapeutic actions and evidence-based medicine. Outcome information is available continuously because all of the interactions and data are stored electronically in The ohms Center.

Because ohms|cvd is an active disease management processes emphasizing a continuum of care, including modification of patient risk factors, important cost-effective improvements in cardiac, cerebrovascular and heart failure events can result from its use, which have been verified by empirical health and cost outcomes. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes. Favorable outcomes increase our market share, decrease our economic risk and increase our product differentiation.

At November 30, 2002, we had contracts with 16 health plans to provide disease management services in multiple health plan markets in 8 states. The number of members under contract was as follows:

At November 30,                         2002            2001             2000
---------------                         ----            ----             ----
Members under contract              1,569,176        1,073,046         373,700

At November 30, 2002, of the 1,569,176 plan members under contract, we had 1,370,480 commercial members and 198,696 Medicare+Choice members. In January 2003, a disease management contract with a health plan covering two states was terminated involving approximately 445,813 plan members of which 29,325 were Medicare+Choice members. This termination did not effect contracts with related health plans in two other states.

Disease management contracts require sophisticated management information systems to enable us to manage the care of large populations of patients with certain chronic diseases such as CAD, stroke, diabetes, and heart failure as well as certain other medical conditions. They also require us to assist in reporting outcomes and costs before and after our involvement with a health plan's enrollees. We have developed and continually expand and improve our systems, which we believe meet our information management needs for disease management. We have installed and utilize the systems for the benefit of enrollees in all of the health plans, which we contract as customers. The anticipated expansion and improvements in our information management systems will continue to require significant investments by us in information technology software, hardware and our information technology staff.

Medicare Demonstration Projects
--------------------------------------------------------------------------------

We were selected to participate by the Centers for Medicare and Medicaid Services ("CMS") in two demonstration projects:

         o        Medicare Coordinated Care Demonstration ("MCCD"); and

         o        Disease Management Demonstration

CMS is a federal agency within the U.S. Department of Health and Human Services. CMS runs the Medicare and Medicaid programs -- two national health care programs that benefit about 75 million Americans. And with the Health Resources and Services Administration, CMS runs the State Children's Health Insurance Program (SCHIP), a program that is expected to cover many of the approximately 10 million uninsured children in the United States. CMS also regulates all laboratory testing (except research) performed on humans in the United States. CMS, with the Departments of Labor and Treasury, helps millions of Americans and small companies get and keep health insurance coverage, and eliminate discrimination based on health status for people buying health insurance. CMS spends over $360 billion a year buying health care services for beneficiaries of Medicare, Medicaid and SCHIP. CMS:

         o assures that the Medicaid, Medicare and SCHIP programs are properly run by its contractors and state agencies;

         o        establishes policies for paying health care providers;

         o conducts research on the effectiveness of various methods of health care management, treatment, and financing; and

         o assesses the quality of health care facilities and services and taking enforcement actions as appropriate.

Medicare Coordinated Care Demonstration
---------------------------------------

We have received a contract award to participate in the Medicare MCCD project. Our ohms|cad program is the only one that will be evaluated specifically for management of CAD.

CMS designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS "... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program."

Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California commenced in early 2002. As a result of our success in the initial enrollment stage of the project, CMS authorized doubling the patient base of the project with commensurate remuneration. We will receive fees from CMS for up to four years.

MCCD was authorized by the Balanced Budget Act of 1997. It is intended to test coordinating the care of Medicare beneficiaries with chronic conditions that represent high costs to the Medicare program, of which heart disease is the highest cost. Coordinated care programs serving patients with chronic conditions were solicited and evaluated. Conditions included heart disease, diabetes, liver and lung diseases, stroke and other vascular diseases, psychotic disorders, major depressive disorders, drug/alcohol dependence, Alzheimer's or other dementia, cancer or HIV/AIDS. Participant selection was made through a national competitive process.

CMS Disease Management Demonstration
------------------------------------

On October 23,2002, CMS selected QMed, PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. - operating jointly as "Heart Partners" - to participate in its Disease Management Demonstration Project.

The HeartPartners Program will provide disease management services and a comprehensive tiered prescription drug plan for up to 15,000 chronically ill Medicare fee-for-service beneficiaries suffering from congestive heart failure. The program will also address the significant co-morbidities of coronary artery disease and diabetes.

The goal of the demonstration project is to provide more comprehensive services to Medicare beneficiaries and their physicians to better manage their chronic conditions that will result in improved quality and reduced medical costs, sufficient to offset the cost of the disease management and pharmacy services.

PacifiCare, Qmed and Alere were selected following a national competitive evaluation process. The HeartPartners program is expected to begin in 2003, is authorized for four years, and is the largest of the three projects awarded for the CMS Disease Management Demonstration. PacifiCare, QMed and Alere, subject to the execution of final agreements and CMS final award, will operate HeartPartners under a single, coordinated management and operational construct.

Business Strategy
--------------------------------------------------------------------------------

Our strategy is to (1) develop additional CMS contracts (including both large scale demonstrations for our full suite of interventions as well as providing other CMS demonstrations with our already successful front-end enrollment process); (2) add contracts with new health plans to provide disease management services; (3) to further develop and expand our cardiovascular disease management business within existing customers; (4) to add disease states to our platform. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management, services. We anticipate that significant investments will continue to be made during fiscal 2003 in the development of the clinical programs, the associated information technology support for these expanded initiatives and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

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

Industry and Other Risk Considerations
--------------------------------------------------------------------------------

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

The healthcare industry in which we operate is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private sources as well as from the increasing underlying cost of medical care. We believe that these pressures will continue and possibly intensify. While we believe that our services are geared specifically to assist health plans, employer groups and governmental agencies in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required for us to sign new contracts. In addition, this focus on cost reduction may result in increased focus from health plans on contract restructurings that reduce the fees paid to us for our services. There can be no assurance that these financial pressures will not have a negative impact on our operations.

Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is one such example. We believe that our ability to obtain patient identifiable medical information for disease management purposes from health plans with which we contract is protected in recently released federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive and may preempt federal legislation. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area, which prohibitively restricts the availability of certain critical information to us, would have a material negative impact on our disease management operations.

The disease management industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as "disease management." The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services which generally results in a lengthy sales cycle for new health plan contracts. In addition, because the industry is still relatively new and health plans have only recently entered into disease management contracts, we have a significant concentration of our revenues represented by contracts with two health plans, PacifiCare of California and Regence Blue Cross/Blue Shield of Oregon, which collectively accounted for 47% of our revenues in fiscal 2002. Our contract with Regence Blue Cross/Blue Shield of Oregon terminated effective January 31, 2003. Until additional significant health plan contracts are signed and implemented by us, the loss or a downward restructuring of a contract with a single large health plan customer would negatively and materially impact our results of operations and financial condition.

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

The measurement of our performance under our health plan contracts is highly dependent upon the timely receipt of accurate data from our health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control and data analysis are intense and complex processes subject to error. Untimely, incomplete or inaccurate data from a customer or flawed analysis of such data could have a material adverse impact on our revenues from that contract.

A potential seasonal impact on covered membership could include a decision by a health plan to withdraw or expand coverage thereby automatically disenrolling previously covered members or enrolling new members, as would significant shifts in employer's participation in the plans. In addition, because the disease management industry is relatively new, the renewal experience for these contracts is limited. No assurances can be given that results from contract restructurings and possible terminations at or prior to renewal would not have a material negative impact on our operations and financial condition.

Share prices of healthcare companies and our share price in particular may be volatile. The volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control.

Marketing
--------------------------------------------------------------------------------

We directly market our services to health plans, large physician practice groups, employers and governmental agencies through our sales staff. Contracting efforts are conducted and coordinated by senior management personnel, with the aid, where appropriate, of certain independent consultants. In addition, we generally pursue business opportunities through the traditional competitive process where a Request for Proposals ("RFP") or a Request for Qualifications ("RFQ") is issued by a managed care, employer or government organization, to which a number of companies respond. We utilize demographic and cost of service data from the organization as well as statistical information to conduct an initial cost analysis to determine program feasibility. As part of our sales efforts, management meets with appropriate personnel from the organization making the request to best determine the organization's needs. A typical RFP requires bidders to provide detailed information, including the service to be provided by the bidder, its experience and qualifications and the price at which the bidder is willing to provide the services. We sometimes engage independent consultants to assist in responding to RFPs. Based on the proposals received in response to an RFP; the organization will award a contract to the successful bidder. In addition to issuing formal RFPs, some organizations may issue an RFQ. In the RFQ process, the requesting agency selects a firm it believes is the most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided. We also attend and promote our services at key conferences throughout the United States where potential clients are present.

Warranty
--------------------------------------------------------------------------------

In our medical equipment segment, we extend a standard warranty to end-users of purchased or leased devices. Extended one-year warranties are available to end-users at additional cost. Extended warranty sales represented 1.0%, 1.7%, and 7.6% of total revenue for fiscal 2002, 2001 and 2000, respectively, and are not expected to represent a significant portion of revenue in future periods.

Manufacturing
--------------------------------------------------------------------------------

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

Whenever possible, we use multiple sources of supply for components. However, we believe that there are only singular sources of supply for certain components. There is no assurance that these sources will continue to supply those parts and, if they become unavailable, we would be adversely affected. Also, there can be no assurance that our contract manufacturers will maintain an acceptable level of quality and capability for assembling the products to our specifications. We have not experienced delays in obtaining supplies, which affected our ability to deliver finished goods.

Competition
--------------------------------------------------------------------------------

We believe ohms|cad and ohms|cvd offer unique solutions for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing CAD management, which we consider to be competition.

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

         o We are perhaps the only disease management program in which disease management specialists who work for us see the patient face to face on a regularly scheduled basis.

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

We believe that direct competition in ambulatory ischemic monitoring, products for testing autonomic function and disease management may come from companies that are considerably larger and have greater financial and human resources and marketing capabilities. Primary competitive factors in the medical device industry include scientific and technological superiority, price, service, product support, availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes.

Research and Development
--------------------------------------------------------------------------------

In fiscal 2002, 2001 and 2000, we expended $999,985, $757,355 and $524,275 respectively, for research and development. During these years, research and development was primarily focused on the development of an advanced version of the ohms|cad system and the ohms|cvd system.

We plan to continue to add new disease states to our platform, as well as enhance our existing systems and products and have budgeted approximately 10% of anticipated revenue for such development in fiscal 2003.

Patent Protection and Proprietary Information
--------------------------------------------------------------------------------

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

Privacy Issues
--------------------------------------------------------------------------------

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

         o        encryption of data relating to our applications and services;
                  and

         o a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our applications commonly referred to as a "firewall."

Our customers also implement their own procedures to protect the confidentiality of information being transferred into and out of their computer network. Despite these efforts, it is not possible to assure 100% data security.

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

Government Regulation
--------------------------------------------------------------------------------

HEALTHCARE REGULATION. As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in substantial compliance with existing laws that are material to our operations.

HIPAA. In December 2000 and in August 2002, the Department of Health and Human Services issued final privacy regulations, pursuant to HIPAA, which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We will be required to comply with certain aspects of the regulations, and plan to implement necessary changes to our business operations by the regulatory compliance date of April 2003.

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

Our products, to the extent they may be deemed "medical devices," are regulated by the FDA under the Federal Food, Drug and Cosmetics Act (the "FDCA") and related regulations.

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

Regulations by the FDA, known as Good Manufacturing Practices ("GMP"), provide standards for manufacturing processes, facilities, and record-keeping requirements with which our contract manufacturers and we must also comply. We believe that the manufacturing and quality control procedures employed by us and our contract manufacturers meet the GMP requirements. If the FDA should determine that our monitors were not manufactured in accordance with GMP's, it has the authority to order us to cease production and may require us to recall products already sold by us. In addition, any facilities used to manufacture or assemble our products will be subject to inspection by the FDA at least biannually.

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

To our knowledge and other than what we have described in this report and other than occupational health and safety laws and labor laws which are generally applicable to most companies, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products. We cannot, of course, predict what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations that may be adopted in the future.

Insurance
--------------------------------------------------------------------------------

We maintain professional malpractice, product liability and general liability insurance for all of our locations and operations. We also carry insurance policies to support our performance under contract with three health plans. While we believe our insurance policies to be adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance have increased significantly. There is no assurance that such insurance will continue to be available in adequate amounts or at reasonable costs. In addition, the claims process depends, in part, on the same timely receipt of accurate data from our health plan customers and the analysis of such data. Untimely, incomplete or inaccurate data from a customer or flawed analysis of such data could have an adverse impact on the timing or validity of a claim. Our liability insurance coverage provides for certain deductible levels to be paid by us. Estimated reserves to cover potential payments under these policies have been provided in our financial statements. We also maintain property and workers compensation insurance for each of our locations with commercial carriers on relatively standard commercial terms and conditions.

Employees
--------------------------------------------------------------------------------

We had 143 employees as of December 31, 2002, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant
--------------------------------------------------------------------------------

The following sets forth certain information concerning our executive officers as of February 20, 2003:

         Officer                     Age    Position with the Company
         -------                     ---    -------------------------

         Michael W. Cox               60  President, Treasurer, Chief Executive
                                          Officer and Director since February
                                          1983.

         Jane Murray                  40  Executive Vice President, Chief

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

         Teri J. Kraf                 54  Senior Vice President - Program
                                          Implementation since January 1, 2002.
                                          Vice President - Strategic
                                          Development since June 1988.

         John Siegel                  46  Senior Vice President - Sales since
                                          April 17, 2001. Vice President -
                                          Field Services since 1998.

         William T. Schmitt, Jr. CPA  42  Senior Vice President, Chief Financial
                                          Officer since October 2002

         Debra A. Fenton, CPA         38  Controller since 1990.

         Herbert H. Sommer, Esq.      44  Secretary and a Director since
                                          June 1996.

Item 2. Properties.
-------------------

Our executive offices occupy approximately 21,000 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which expires in November, 2007. These facilities are used principally for administrative offices, sales training, and marketing. We moved out of our prior executive offices in December 2002 and still have approximately 9,000 square feet of office space in Laurence Harbor, New Jersey pursuant to a lease expiring November 30, 2003, which we are attempting to sublet. We lease approximately 2,000 square feet of space in Sag

Harbor, New York, used principally for monitor repairs, assembly and quality control. We also lease approximately 800 square feet in California for sales support.

We believe our facilities are suitable and adequate to meet our present needs.

Item 3. Legal Proceedings.
--------------------------

We previously disclosed that we brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). In the action, which was brought in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported SelfCare, Inc. (CV-01-3469), we sought damages and other relief for patent infringement, violation of the Lanham Act, and common law unfair competition. In November 2001, LifeMasters then brought arbitration proceedings against both QMed and IHMC, seeking, in arbitration, compensatory and punitive damages in an unspecified amount, together with costs and fees. In the arbitration proceedings, LifeMasters asserted claims of fraud, constructive fraud, declaratory relief, breach of contract, and claims for determination as to the validity, enforceability and infringement of our patent, as well as for other relief. LifeMasters' motion in the U.S. District Court action, for an order, transferring, staying or dismissing parts of our case, in favor of their arbitrations, was denied, and our cross motion to stay the arbitration was granted. LifeMasters then appealed this order. We opposed LifeMasters appeal.

We have now reached a tentative settlement with LifeMasters, which we are attempting to finalize and document. The settlement is expected to resolve the differences between the parties.

We are subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on our consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

(a)      Market Price and Dividend Information

Our common stock is traded in the Nasdaq Small Cap Market, under symbol "QMED". The following table sets forth the range of high and low bid quotations for our shares reported by the Nasdaq Small Cap Market. This information represents inter-dealer quotations, without retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual quotations.

Fiscal Year Ended November 30, 2002                  High              Low

First Quarter                                    $    15.56       $    9.98
Second Quarter                                        13.12            8.20
Third Quarter                                          9.65            5.65
Fourth Quarter                                         8.80            5.16

Fiscal Year Ended November 30, 2001                  High              Low

First Quarter                                    $     7.91       $    3.19
Second Quarter                                         8.95            5.63
Third Quarter                                         14.45            8.41
Fourth Quarter                                        13.89            7.00

(b)      Approximate Number of Holders of Common Stock

As of February 20, 2003, the Company's common stock was held of record by 297 persons. Based upon requests from record holders for additional materials for our 2002 annual meeting, we believe that there are at least 3,000 beneficial holders of our common stock. On February 20, 2003, the closing price reported was $6.10.

(c)      Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

(d)      Equity Compensation Plans

Information about our equity compensation plans required by this item will be set forth in our definitive proxy statement, which is expected to be filed within 120 days of November 30, 2002 and is incorporated herein by reference.

(e)      Recent Sales of Unregistered Securities

On March 17, 2000, Quest Diagnostics Ventures, LLC, the venture capital affiliate of Quest Diagnostics, Inc., purchased 285,714 shares of our common stock in a directly negotiated private placement. The transaction was claimed to be exempt from registration under the Act under Sections 4(2), 4(6) and Rule 506 of Regulation D thereunder.

On April 13, 2000, we issued 64,315 of our shares of common stock to three investors that held our 16% Subordinated Convertible Notes issued in 1997, and amended in 1998 and 1999. The issuance was claimed to be exempt form registration under the Act pursuant to Section 3(a)(9) for securities issued in an exchange exclusively with existing security holders where no commission or remuneration is paid for soliciting the exchange.

On April 28, 2000, a single private investor purchased 163,300 shares of our common stock in a privately negotiated private placement. The transaction was claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") under Sections 4(2), 4(6) or Rule 506 of Regulation D, thereunder.

On April 4, 2001, three investors led by Galen Partners III, L.P. purchased 796,813 shares of our common stock in a directly negotiated private placement. The transaction was claimed to be exempt from registration under the Act under Sections 4(2), 4(6) or Rule 506 of Regulation D, thereunder.

Item 6. Selected Financial Data.

                                                       For the Years Ended November 30:

                                      2002           2001            2000           1999           1998
                                      ----           ----            ----           ----           ----
Results of Operations
Net sales                        $12,744,754     $ 8,021,634    $ 2,872,205    $ 2,040,520    $ 2,046,627
Cost of sales                      5,607,563       3,300,526      1,424,779      1,167,020      1,099,515
                                 -----------     -----------    -----------    -----------    -----------
Gross profit                       7,137,191       4,721,108      1,447,426        873,500        947,112

Selling, general and
  administrative expenses          5,789,730       5,424,183      3,045,052      2,319,277      2,623,984
Provision for uncollectible
  accounts                                 -               -              -         74,148        289,716
Research and development
  expenses                           999,985         757,355        524,275        571,449        486,843
Debt conversion expense                    -               -         38,623        737,135              -
                                 -----------     -----------    -----------    -----------    -----------
Income (Loss) from operations        347,476      (1,460,430)    (2,160,524)    (2,828,509)    (2,453,431)


Gain on sale of investments           59,598          24,180         15,406              -              -
Other income                         264,860         232,607        133,668         68,126         57,081
Interest expense                      (9,173)        (16,517)       (33,168)      (143,891)      (179,704)
Loss in operations of joint
  venture                            (47,500)        (42,500)      (146,148)
                                 -----------     -----------    -----------    -----------    -----------
Income (loss) before income
  tax benefit (provision)            615,261      (1,262,660)    (2,190,766)    (2,904,274)    (2,576,054)

   Gain on sale of state tax
     benefits                        129,885         219,603        309,256              -              -
   Provision for state income
     taxes                           (40,000)              -              -              -              -
                                 -----------     -----------    -----------    -----------    -----------
Net income (loss)                $   705,146     $(1,043,057)   $(1,881,510)   $(2,904,274)   $(2,576,054)

Other comprehensive income (loss)
  Unrealized gain (loss) on
  securities available for sale      (69,617)         32,513              -              -              -

  Reclassification adjustment for
  gains included in net income        59,598               -              -              -              -
                                 -----------     -----------    -----------    -----------    -----------
Comprehensive income (loss)      $   695,127     $(1,010,544)   $(1,881,510)   $(2,904,274)   $(2,576,054)
                                 ===========     ===========    ===========    ===========    ===========

Per Share Data

Net income (loss) per share -
  Basic                          $       .05     $      (.08)   $      (.15)   $      (.25)   $      (.26)
                                 ===========     ===========    ===========    ===========    ===========
  Diluted                        $       .04     $      (.08)   $      (.15)   $      (.25)   $      (.26)
                                 ===========     ===========    ===========    ===========    ===========



Balance Sheet Data (at end of periods)

Working capital                  $ 6,718,300     $ 5,749,732    $ 2,009,012    $   691,668    $ 2,392,161

Total assets                      12,163,181       8,167,511      3,390,428      1,966,050      3,757,424

Total liabilities                  3,295,191       1,472,990        739,145        824,261      1,638,425

Stockholders' equity               8,867,990       6,694,521      2,651,283      1,141,789     (1,902,992)

Temporary equity, put                      -               -              -                     4,021,991

Stockholders equity (including
  temporary equity)                8,867,990       6,694,521      2,651,283      1,141,789      2,118,999

Selected Quarterly Financial Data (Unaudited)

                                                          For the Quarters Ending 2002
                                        February 28,        May 31,       August 31,    November 30,     Total
Net sales                             $   3,185,715     $   3,492,321    $  2,491,607  $  3,575,111    $ 12,744,754
Gross profit                          $   1,893,859     $   2,123,879    $  1,074,123  $  2,045,330    $  7,137,191
Net income (loss)                     $     402,319     $     447,612    $   (559,366) $    414,581    $    705,146
Net Income (loss) per share           $         .03     $         .03    $       (.04) $        .03    $        .05

                                                          For the Quarters Ending 2001
                                            February 28,      May 31,      August 31,   November 30,     Total
Net sales                             $   1,207,927     $   1,654,698    $ 2,129,421   $  3,029,588    $  8,021,634
Gross profit                          $     809,299     $     937,690    $ 1,155,768   $  1,818,351    $  4,721,108
Net income (loss)                     $    (283,975)    $    (516,275)   $  (382,232)  $    139,425    $ (1,043,057)
Net Income (loss) per share           $        (.02)    $        (.04)   $      (.03)  $        .01    $       (.08)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

Overview
--------------------------------------------------------------------------------

Q-Med(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of November 30, 2002, we had contracts to provide these services to 16 health plans in 8 states covering approximately 1.5 million health plan members.

Our disease management program is for members identified as being at high risk for significant and costly episodes of care. The program is supported by technology that is designed to deliver the best clinical and financial outcomes to our customers.

As of November 30, 2002, we contracted to provide services in a Medicare demonstration project and to 16 health plans nationwide. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. The program is expected to begin in the second quarter of fiscal 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

         o our ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;
         o our ability to execute new contracts for health plan disease management services;
         o the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
         o our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;
         o        the ability of our health plan customers to provide timely and accurate data that is essential to the operation and
                  measurement of our performance under the terms of its health plan contracts;
         o our ability to resolve favorably contract billing and interpretation issues with its health plan customers;
         o our ability to effectively integrate new technologies into our care management information technology platform;
         o our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our health plan operations and financing or insurance to support our performance under new health plan contracts;
         o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
         o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
         o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
         o the impact of future state and federal healthcare legislation and regulations on our ability to deliver services
         o the financial health of our customers and their willingness to purchase our services
         o        the impact of litigation involving us
         o        general economic conditions

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies
--------------------------------------------------------------------------------
Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2002. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policy to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition
-------------------

We enter into contractual arrangements with health plans to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. We adjust or defer revenue for contracts where we believe that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates. As of November 30, 2002, based on information and data available at this time, we deferred approximately $1,800,000 related to contracts with two Regence health plans, Regence Oregon and Washington, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet. Services are provided under these Regence contracts through HeartMasters, a limited liability company whose members are IHMC and LifeMasters, an unaffiliated private company, under which we provide coronary artery disease management services and Life Masters provides services for congestive heart failure. Since these contracts are performance based, HeartMasters has limited its exposure under these contracts by purchasing insurance from an unaffiliated insurer in the amount of approximately $9,800,000. The deferral of approximately $1,800,000 represents fees in excess of its share of insurance coverage. HeartMasters has submitted an estimate of claims in the amount of approximately $6,750,000 to the insurer and the claims are currently under review by the insurer.

The contract billings in excess of revenues on the balance sheet is subject to reconciliation at future periods, however, since the initial contract year reconciliation did not provide positive results and enrollment targets have not improved, all of the revenue from this agreement which is estimated to be subject to refund is deferred in accordance with our revenue recognition policy. If future reconciliations provide positive results, revenue will be recorded at that time.

We believe these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, since both parties have been unable to reach a resolution on certain modifications to the contracts, the Regence Oregon and Washington contracts terminated as of January 31, 2003.

We also have contracts with Regence of Idaho and Utah. Regence Idaho and Utah contracts are not subject to the same terms and conditions as those in Oregon and Washington. In addition, the Idaho and Utah contract outcomes are designed to measure the effect of our disease management of coronary disease and stroke against a control population not managed by a formal disease management process. We determined that while there were modest savings in Oregon and Washington, the contract contained a number of unforeseeable issues, which made the expected outcome unachievable. Certain provisions in the contract covering "all claims" versus "disease specific" claims had a negative impact on contract performance to date. These provisions are not included in any of our other disease management contracts. Furthermore, we operate all of our other contractual agreements without any outside parties' involvement.

During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of our revenues, one of which is Regence. During fiscal 2000, revenues from five health plans comprised more than 10% of our revenue.

Health Plan Contracts
--------------------------------------------------------------------------------
Most of our revenues in Fiscal 2000 through 2002 were generated from programs designed to assist health plans in improving the quality of care for health plan members with diseases such as coronary artery disease, stroke, congestive heart failure, hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These programs are designed to improve care and to reduce healthcare costs. We anticipate that a substantial portion of our future revenue growth will continue to result from providing disease management services to health plans. We also believe that a greater portion of our future revenue will be from contracts with CMS.

We first introduced a coronary artery disease program with a medical group in 1995. Since that time, we added congestive heart failure, stroke, hypertension, hyperlipidemia and the cardiovascular complications of diabetes to our program. During fiscal 2001, we were awarded a Medicare Coordinated Care Demonstration project, which is designed to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. Enrollment of patients under this program began in Fiscal 2002. During fiscal 2002, we received an accreditation by the National Committee on Quality Assurance. In October 2002, we, together with two other entities, were selected to participate in a disease management program for the Centers for Medicare and Medicaid Services. The program is expected to begin in the second quarter of fiscal 2003.

Our disease management services include the stratification of high-risk patients, contact with their primary care physicians, review of patient chart information, contact and assessment with the patient and coordination of care with the primary care physician. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". We earn performance-based fees upon achieving a targeted percentage reduction in the customer's healthcare costs, in addition to clinical and other criteria, compared to a baseline year.

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plans decision to exit markets or non-renewal of contracts with their medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. As a result, we have experienced a loss of covered lives of approximately 3% of total covered lives as of December 31, 2002, thereby negatively affecting our revenues in the first quarter of fiscal 2003.

During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of our revenues. During fiscal 2000 revenues from five health plans comprised more than 10% of our revenue. During fiscal 2002, the same two health plans as in 2001 each comprised more than 10% of the Company's revenues. One of these contracts terminated as of January 31, 2003, which represented approximately 28% of our membership. Since most of the revenue from this contract was previously deferred, revenue for the first quarter will only be reduced by approximately 5% due to this contract termination.

Our strategy is to develop additional CMS contracts, business contracts with health plans to provide disease management services and to further develop and expand our cardiovascular disease management business. We anticipate that we will utilize our state-of-the-art medical information technologies to gain a competitive advantage in delivering disease management services. We anticipate that significant investments will continue to be made during fiscal 2003 in the development of the clinical programs, the associated information technology support for these expanded initiatives and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

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

Results of Operations
--------------------------------------------------------------------------------

The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company's Consolidated Statements of Operations.

                                                             % For                      Period -to-Period
                                                          Year Ended                        % Changes
                                                          November 30,                      ---------
                                                         -------------                2002       2001      2000
                                                                                       vs.        vs.        vs.
                                                    2002      2001      2000          2001       2000      1999
                                                    ----      ----      ----          ----       ----      ----
Sales                                               100.0     100.0     100.0         58.9      179.3       40.8
Cost of sales                                        44.0      41.1      49.6         69.9      131.7       22.1
                                                    -----     -----     -----
Gross profit                                         56.0      58.9      50.4         51.2      226.2       65.7
Selling, general and administrative
   expenses                                          45.4      67.6     106.0          6.7       78.1       31.3
Research and development expenses                     7.9       9.5      18.3         32.0       44.5       (8.3)
Debt conversion expense                               -         -         1.3          *          *        (94.8)
                                                    -----     -----     -----
Income (loss) from operations                         2.7     (18.2)    (75.2)         *        (32.4)     (23.6)
Gain on sale of investments                          .5          .3        .5        146.5       57.0        *
Other Income                                          2.1       2.9       4.7         13.9       74.0       96.2
Interest expense                                      (.1)      (.2)     (1.2)       (44.5)     (50.2)     (76.9)
Loss in operations of joint venture                   (.4)      (.5)     (5.1)        11.8      (70.9)       *
                                                    -----     -----     -----
Income (loss) before income tax benefit               4.8     (15.7)    (76.3)         *        (42.4)     (24.6)
     (provision)
   Gain on sale of state tax benefits                 1.0       2.7      10.8        (40.9)     (29.0)       *
   Provision for state income taxes                    .3       -         -            *          *          *
                                                    -----     -----     -----
Net income (loss)                                     5.5     (13.0)    (65.5)         *        (44.6)     (35.2)

Other comprehensive income (loss)
     Unrealized gain (loss) on securities
     available for sale                               (.5)       .4       -            *          *          *
     Reclassification adjustment for gains
     included in net income                            .5       -         -            *          *          *
                                                    -----     -----     -----
Comprehensive income  (loss)                          5.8     (12.6)    (65.5)         *        (46.3)     (35.2)
                                                    =====     =====     =====
*Not meaningful

Fiscal 2002 Compared to Fiscal 2001
--------------------------------------------------------------------------------

Revenues for fiscal 2002 increased $4.7 million or 59% from fiscal 2001 due to an increase in the number of health plan contracts as well as the increase in the number of members actually enrolled in our program during the fiscal year which were previously contracted for. At the end of fiscal 2002 we had approximately 1,370,480 commercial members and approximately 198,696 Medicare+Choice members compared to approximately 913,627 commercial members and 159,419 Medicare+Choice at the end of fiscal 2001. Approximately $1.5 million of revenue came from new contracts that were implemented during 2002. The largest portion of our revenue increase was due to the increased enrollment during this fiscal year of contracts signed during fiscal 2001. Approximately $2.8 million was due to increased enrollment in one health plan whose total revenue accounted for approximately 39% of our total revenue for fiscal 2002. We anticipate that revenue for fiscal 2003 will increase over fiscal 2002 revenues primarily from additional members enrolled under our existing and anticipated new health plan contracts as well as the growth in governmental contracts with CMS for the Medicare fee for service market.

During fiscal 2002, we sold unused state net operating loss carryforwards for cash by way of the New Jersey Technology Tax Certificate Transfer Program through our IHMC subsidiary. We received approximately $130,000 from this transaction.

Cost of revenue for fiscal 2002 increased $2.3 million or 70% compared to fiscal 2001 primarily due to higher staffing levels associated with the increases in enrollment of our health plan members, associated travel costs, physician's fees and related expenses. Cost of revenue as a percentage of total revenue increased to 44% in fiscal 2002 from 41% in fiscal 2001. This increase was primarily due to the costs associated with the staffing and continued enrollment of members in Regence of Oregon and Washington during fiscal 2002 where revenues from these contracts were not being recognized. We anticipate that the cost of revenue for fiscal 2003 will increase over fiscal 2002 due to the implementation of the CMS (Medicare) contract, where revenue will lag implementation costs by several months.

Selling, general and administrative costs in fiscal 2002 increased by approximately $365,500 or 7% compared to fiscal 2001 primarily due to increased administrative staff to support our overall growth. Selling general and administrative expenses as a percentage of revenue decreased from 67.6% in fiscal 2001 to 45.4% in fiscal 2002 primarily due to our ability to leverage our selling, general and administrative expenses as a result of the growth in our health plan operations.

Research and development expenses for fiscal 2002 increased by approximately $243,000 or 32% compared to fiscal 2001. During the past year we have focused our efforts primarily on the development of new, advanced software programs to enable us to better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. We intend to continue to improve and expand the capabilities of our systems ongoing.

Fiscal 2001 Compared to Fiscal 2000
--------------------------------------------------------------------------------

Total revenues for fiscal 2001 increased by approximately $5,149,000 or 179.3% when compared to fiscal 2000. The total revenue increase consists of an increase in the disease management segment of approximately $5,474,000 or 266% compared to fiscal 2000 offset by a decrease in medical equipment sales of approximately $325,000 or 40% compared to fiscal 2000. The increase in revenues from 2000 to 2001 primarily resulted from an increase in total membership from health plan contracts for our disease management business segment to approximately 1.1 million members for fiscal 2001 compared to approximately 400,000 members for fiscal 2000. This increase was primarily the result of new health plan contracts signed and implemented during fiscal 2000 and 2001. At November 30, 2001, of the 1,073,046 plan members under contract, we had 913,627 commercial members and 159,419 Medicare+Choice members. Revenue for Medicare+Choice members is significantly higher than commercial members. We did not have a significant number of Medicare+Choice members in fiscal 2000. We expect to have a slightly higher percentage of Medicare+Choice membership in fiscal 2002, and, if this occurs, increases in revenue may result primarily from this change in membership mix. We expect revenue growth for 2002 to continue to increase over 2001 as a result of additional members enrolled under our existing contracts as well as anticipated new health plan contracts during fiscal 2002.

During fiscal 2001, we sold unused state net operating loss carryforwards for cash by way of the New Jersey Technology Tax Certificate Transfer Program through our IHMC subsidiary. We received approximately $220,000 from this transaction. We also had remaining tax benefits, which were sold as part of the program during fiscal 2002 in which we received approximately $130,000.

Gross profit margins increased to 58.9% in fiscal 2001 from 50.4% in fiscal 2000. The increase was primarily the result of revenue growth in the disease management segment. During fiscal 2001 we were able to contract with different plans within the same geographic area, which also assisted in improving gross margins.

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

Liquidity and Capital Resources
--------------------------------------------------------------------------------

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $6,718,300 at November 30, 2002 compared to $5,749,732 at November 30, 2001 and ratios of current assets to current liabilities of 3.1:1 as of November 30, 2002 and 5.0:1 as of November 30, 2001. The working capital increase of approximately $1,000,000 was primarily due to the net income of approximately $700,000 and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $1,500,000. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of November 30, 2002 the entire $1,000,0000 was available under this credit line.

We anticipate that funds generated from operations, together with cash and investments, and availability under our credit line will be sufficient to fund our current level of growth. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure its performance under the terms of new health plan contracts, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments
--------------------------------------------------------------------------------

         The following schedule summarizes our contractual cost obligation as of November 30, 2002 in the periods indicated.

---------------------------------------- --------------------------------------------------------------------------------
              Contractual                                            Payments Due by Period
              Obligations                --------------- --------------- ---------------- --------------- ---------------
                                             Total        Less than 1       1-3 years       4-5 years     After 5 years
                                                              year
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Long-Term Debt                                -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Capital Lease Obligations                $       95,532  $      56,258   $       39,274
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Operating Leases                              2,465,750        757,910        1,462,024   $     245,816
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Unconditional Purchase Obligations            -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Other Long-Term Obligations                   -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Total Contractual Cash Obligations       $    2,561,282  $     814,168   $    1,501,298   $     245,816        -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------

---------------------------------------- --------------------------------------------------------------------------------
     Other Commercial Commitments
                                         --------------------------------------------------------------------------------
                                                                         Amount of Commitment Expiration
                                                                                   Per Period
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
                                         Total Amounts    Less than 1       1-3 years       4-5 years     After 5 years
                                            Committed         year
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Line of Credit                                -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Standby Letters of Credit                     -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Guarantees                                    -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Standby Repurchase Obligations                -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Other Commercial Commitments                  -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Total Commercial Commitments                  -0-             -0-              -0-             -0-             -0-
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------

Additional Factors That May Affect Future Results
--------------------------------------------------------------------------------

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

Need for Additional Capital. As of November 30, 2002, we had approximately $9,257,000 cash and short-term investments. Nevertheless, our future success is highly dependent upon our continued access to capital markets, which we believe are necessary for the continued support of our growth. In the event we are unable to maintain access to our existing financing sources, or obtain other sources of financing, there would be a material adverse effect on our business, financial position and results of operations.

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

We are in the process of implementing new information systems, and problems with the redesign and implementation of these new systems could interfere with our operations. We are in the process of implementing new information systems to enhance our current systems in order to improve our operating effectively and expand the range of disease management services we offer. We may not be successful in implementing these new systems and transitioning data. As part of this effort, we are implementing new enterprise resource planning software applications to manage our business operations. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our new information systems could prevent us from efficiently implementing disease management programs, reconciling cost savings and could harm our business.

If we do not introduce successful new disease management services in a timely manner, our services will become obsolete, and our operating results will suffer. Our services are for industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

         o        properly identify customer needs,
         o innovate and develop new technologies, services and applications,
         o successfully commercialize new technologies in a timely manner,
         o        differentiate our offerings from our competitors' offerings,
         o        price our services competitively, and
         o anticipate our competitors' announcements of new products, services or technological innovations

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

Acquisitions, strategic alliances, and joint ventures may result in financial results that are different than expected. We engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of such transactions, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

         o        the retention of key employees,
         o the management of facilities and employees in separate geographic areas,
         o        the retention of key customers, and

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk as set forth in Note 2 of the Notes to Consolidated Financial Statement.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

Attached.

Item 9. Disagreements on Accounting and Financial Disclosure.
-------------------------------------------------------------

None.

                           QMED, INC. AND SUBSIDIARIES

                               For the Years Ended
                           November 30, 2002 and 2001





                                                                   Page

Independent Auditors' Report                                        F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3

Consolidated Statements of Comprehensive Income                     F-4

Consolidated Statements of Stockholders' Equity                     F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                      F-7 - F-26

                          Independent Auditors' Report


Board of Directors
QMed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended November 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly in all material respects the financial position of QMed, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended November 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                          /s/ Amper, Politziner & Mattia, P.C.


AMPER, POLITZINER & MATTIA, P.C.
February 4, 2003
Edison, New Jersey

                                           QMED, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                  November 30,

                                                     Assets

                                                                                               2002                  2001
                                                                                        -----------------     ----------------
Current assets
    Cash and cash equivalents                                                           $       2,383,123     $        531,450
    Investments in securities                                                                   6,873,491            5,436,290
    Accounts receivable, net of allowance for
     doubtful accounts of $2,000 and $75,000                                                      203,216              886,028
    Inventory                                                                                     173,046              178,386
    Prepaid expenses and other current assets                                                     344,667              159,787
                                                                                        -----------------     ----------------
                                                                                                9,977,543            7,191,941

Property and equipment, net of accumulated depreciation                                         1,168,002              466,456
Product software development costs, net                                                           461,261              277,812
Other assets                                                                                      556,375              231,302
Investment in joint venture                                                                             -                    -
                                                                                        -----------------     ----------------
                                                                                        $      12,163,181     $      8,167,511
                                                                                        =================     ================

                                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                            $       1,015,084     $        435,479
    Lease payable, current portion                                                                 46,980               53,034
    Accrued salaries and commissions                                                              334,642              498,815
    Fees reimbursable to health plans                                                               3,050               15,524
    Contract billings in excess of revenues                                                     1,760,620              360,524
    Deferred warranty revenue                                                                      58,867               78,833
    Income taxes payable                                                                           40,000                    -
                                                                                        -----------------     ----------------
                                                                                                3,259,243            1,442,209
Leases payable, long term                                                                          35,948               30,781
                                                                                        -----------------     ----------------
                                                                                                3,295,191            1,472,990
                                                                                        -----------------     ----------------

Commitments and contingencies

Stockholders' equity
    Common stock, $.001 par value, 40,000,000 shares
     authorized, 14,506,153 and 14,175,713 shares issued
     14,484,153 and 14,153,713 outstanding, respectively                                           14,506               14,175
    Paid-in capital                                                                            33,079,409           31,541,800
    Accumulated deficit                                                                       (24,113,196)         (24,818,342)
    Accumulated other comprehensive income
      Unrealized (losses) gains on securities available for sale                                  (37,104)              32,513
                                                                                        -----------------     ----------------
                                                                                                8,943,615            6,770,146

    Less treasury stock at cost, 22,000 common shares                                             (75,625)             (75,625)
                                                                                        -----------------     ----------------
      Total stockholders' equity                                                                8,867,990            6,694,521
                                                                                        -----------------     ----------------
                                                                                        $      12,163,181     $      8,167,511
                                                                                        =================     ================


                                See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                For the Years Ended November 30,


                                                                       2002                   2001                   2000
                                                               ------------------    -------------------    ------------------
Sales
    Disease management services                                $       12,324,877    $         7,534,931    $        2,060,461
    Medical equipment                                                     419,877                486,703               811,744
                                                               ------------------    -------------------    ------------------
                                                                       12,744,754              8,021,634             2,872,205
                                                               ------------------    -------------------    ------------------

Cost of sales
    Disease management services                                         5,392,550              3,017,380               937,560
    Medical equipment                                                     215,013                283,146               487,219
                                                               ------------------    -------------------    ------------------

Cost of sales                                                           5,607,563              3,300,526             1,424,779
                                                               ------------------    -------------------    ------------------

Gross profit                                                            7,137,191              4,721,108             1,447,426

Selling, general and administrative expenses                            5,789,730              5,424,183             3,045,052
Research and development expenses                                         999,985                757,355               524,275
Debt conversion expense                                                         -                      -                38,623
                                                               ------------------    -------------------    ------------------

Income (loss) from operations                                             347,476             (1,460,430)           (2,160,524)

Gain on sale of investments                                                59,598                 24,180                15,406
Other income                                                              264,860                232,607               133,668
Interest expense                                                           (9,173)               (16,517)              (33,168)
Loss in operations of joint venture                                       (47,500)               (42,500)             (146,148)
                                                               ------------------    -------------------    ------------------

Income (loss) before income tax benefit (provision)                       615,261             (1,262,660)           (2,190,766)

    Gain on sale of state tax benefits                                    129,885                219,603               309,256
    Provision for state income taxes                                      (40,000)                     -                     -
                                                               ------------------    -------------------    ------------------

Net income (loss)                                              $          705,146    $        (1,043,057)   $       (1,881,510)
                                                               ==================    ===================    ==================

Basic income (loss) per share
    Weighted average shares outstanding                                14,433,922             13,866,216            12,650,831
                                                               ==================    ===================    ==================
    Basic earnings (loss) per share                            $              .05    $              (.08)   $             (.15)
                                                               ==================    ===================    ==================
Diluted income (loss) per share
    Weighted average shares outstanding                                16,587,169             13,866,216            12,650,831
                                                               ==================    ===================    ==================
    Diluted earnings (loss) per share                          $              .04    $              (.08)   $             (.15)
                                                               ==================    ===================    ==================


                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income
                                                For the Years Ended November 30,



                                                                       2002                   2001                   2000
                                                               ------------------    ------------------     ------------------
Net income (loss)                                              $          705,146    $       (1,043,057)    $       (1,881,510)

Other comprehensive income (loss)
    Unrealized gain (loss) on securities
     available for sale                                                   (69,617)                32,513                     -

    Reclassification adjustment for
     gains included in net income                                          59,598                      -                     -
                                                               ------------------    ------------------     ------------------
Comprehensive income (loss)                                    $          695,127    $        (1,010,544)   $       (1,881,510)
                                                               ==================    ===================    ==================



                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Equity
                                                For the Years Ended November 30,


                                                                                     Accumulated     Common Stock
                                                                                        Other       Held in Treasury
                                          Common Stock       Paid-in    Accumulated  Comprehensive ------------------
                                      Shares      Amount     Capital      Deficit       Income      Shares    Amount       Total
                                    ----------   -------   -----------  ------------ -------------  ------   --------   -----------
Balances - November 30, 1999        12,258,781   $12,259   $23,098,930  $(21,893,775)   $      -    22,000   $(75,625)  $ 1,141,789
  Exercise of stock options and
    warrants for cash                   74,521        73       167,580             -           -         -          -       167,653
  Sale of stock to Quest
    Diagnostics for cash               285,714       286     1,984,714             -           -         -          -     1,985,000
  Sale of stock to private
    investor for cash                  163,300       163     1,000,049             -           -         -          -     1,000,212
  Stock issued in conversion
    of debt                             64,315        65       184,517             -           -         -          -       184,582
  Securities issued to induce
    debt conversion                          -         -        38,623             -           -         -          -        38,623
  Amortization of non-employee
    stock options                            -         -        14,934             -           -         -          -        14,934
  Net loss                                   -         -             -    (1,881,510)          -         -          -    (1,881,510)
                                    ----------   -------   -----------  ------------    --------    ------   --------   -----------
Balances - November 30, 2000        12,846,631    12,846    26,489,347   (23,775,285)          -   22,000     (75,625)    2,651,283

  Exercise of stock options
    and warrants                       532,269       532       868,890             -           -         -          -       869,422
  Sale of stock to Galen
    Associates for cash                796,813       797     3,954,361             -           -         -          -     3,955,158
  Stock compensation expense                 -         -       199,334             -           -         -          -       199,334
  Amortization of non-employee
    options                                  -         -        29,868             -           -         -          -        29,868
  Net loss                                   -         -             -    (1,043,057)          -         -          -    (1,043,057)

Unrealized holding gains on
  securities available for sale              -         -             -             -      32,513         -          -        32,513
                                    ----------   -------   -----------  ------------    --------    ------   --------   -----------
Balances - November 30, 2001        14,175,713    14,175    31,541,800   (24,818,342)     32,513    22,000    (75,625)     6,694,521

  Exercise of stock options
    and warrants                       330,440       331     1,507,741             -           -         -          -     1,508,072
  Amortization of non-employee
    stock options                            -         -        29,868             -           -         -          -        29,868
  Net income                                 -         -             -       705,146           -         -          -       705,146
  Unrealized holding losses on
    securities available for sale            -         -             -             -     (69,617)        -          -       (69,617)
                                    ----------   -------   -----------  ------------    --------    ------   --------   -----------
Balances - November 30, 2002        14,506,153   $14,506   $33,079,409  $(24,113,196)   $(37,104)   22,000   $(75,625)  $ 8,867,990
                                    ==========   =======   ===========  ============    ========    ======   ========   ===========


                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                For the Years Ended November 30,


                                                                              2002               2001                2000
                                                                       ---------------     ---------------     ---------------
Cash flows from operating activities
   Net income (loss)                                                   $       705,146     $    (1,043,057)    $    (1,881,510)
                                                                       ---------------     ---------------     ---------------
   Adjustments to reconcile net loss to
    net cash (used) by operating activities
     Gain on sale of investments                                               (59,598)            (24,180)           (15,406)
     Loss in operations of joint venture                                        47,500              42,500             146,148
     Depreciation and amortization                                             258,179             272,601             248,732
     Debt conversion expense                                                         -                                  38,623
     Stock compensation expense                                                      -             199,334                   -
     Amortization of non-employee stock options                                 29,868              29,868              14,934
     (Increase) decrease in
       Accounts receivable                                                     682,813            (800,612)             85,241
       Inventory                                                                 5,340              10,277             184,079
       Prepaid expenses and other current assets                              (184,880)             (5,002)           (120,129)
     Increase (decrease) in
       Accounts payable and accrued liabilities                                402,958             485,071             101,404
       Contract billings in excess of revenues                               1,380,130             315,475                   -
       Income taxes payable                                                     40,000                   -                   -
       Other                                                                   (75,270)              2,573             (14,869)
                                                                       ---------------     ---------------     ---------------
Total adjustments                                                            2,527,040             527,905             668,757
                                                                       ---------------     ---------------     ---------------
                                                                             3,232,186            (515,152)         (1,212,753)
                                                                       ---------------     ---------------     ---------------

Cash flows from investing activities
   Proceeds from sale of securities available for sale                      16,933,028           8,399,747           1,700,000
   Purchase of securities available for sale                               (18,380,248)        (12,213,094)         (3,335,844)
   Capital expenditures                                                     (1,353,836)           (516,967)           (297,292)
   Proceeds from sale of investments                                                 -              85,000                   -
   Investment in joint venture                                                 (47,500)            (42,500)           (146,148)
                                                                       ---------------     ---------------     ---------------
                                                                            (2,848,556)         (4,287,814)         (2,079,284)
                                                                       ---------------     ---------------     ---------------
Cash flows from financing activities
   Net proceeds from issuance of common
    stock and put options                                                    1,508,072           4,824,580           3,152,865
   Payments on capital leases                                                  (40,029)            (66,701)            (78,721)
                                                                       ---------------     ---------------     ---------------
                                                                             1,468,043           4,757,879           3,074,144
                                                                       ---------------     ---------------     ---------------

Net change in cash and cash equivalents                                      1,851,673             (45,087)           (217,893)

Cash and cash equivalents - beginning                                          531,450             576,537             794,430
                                                                       ---------------     ---------------     ---------------
Cash and cash equivalents - ending                                     $     2,383,123     $       531,450     $       576,537
                                                                       ===============     ===============     ===============

Supplemental disclosure of cash paid
   Interest                                                            $         9,173     $        16,517     $       152,963
   Income taxes                                                                 10,572              10,112               6,834

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies
----------------------------------------

         Nature of Business
         ------------------
         QMed, Inc. (the "Company") operates in two industry segments: disease-management services and medical equipment sales. The majority of the Company's operations consist of the operations of Interactive Heart Management Corp. ("IHMC"), the Company's wholly owned subsidiary. The Company and IHMC provide disease management services to health plans nationwide.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company, IHMC and the Company's majority-owned (83%) inactive subsidiary, Heart Map, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

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

         Depreciation and Amortization
         -----------------------------
         Property and equipment are carried at cost. Depreciation is computed using the straight-line method over a five-year period. Leasehold improvements are amortized on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies - (continued)
------------------------------------------------------

         Comprehensive Income
         --------------------
         Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

         Financial Instruments
         ---------------------
         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2002, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2002, based upon current rates for the same or similar instruments.

         Product Software Development Costs
         ----------------------------------
         The Company recognizes Product Software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed, which is generally five years.

         Stock-Based Compensation
         ------------------------
         Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," ("SFAS 123") allows a company to adopt a fair value based method of accounting of its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, and complies with the disclosure provision of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies - (continued)
------------------------------------------------------

         Revenue Recognition
         -------------------
         The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based." Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases the Company guarantees an annual percentage reduction of disease costs compared to a prior baseline period determined by comparative analysis and other actuarial estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the baseline period is a data intensive and time consuming process that is typically not completed until six to eight months after the end of a specific measurement year of the Contract. The Company bills its customers each month for the entire amount of the fees due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where we believe that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with general membership changes and/or a plan's decision to completely terminate its coverage in a geographic market as well. For example, general membership changes can be terminations due to death, member change of health plan, etc. These adjustments are accounted for on a monthly basis. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition of a contract are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. These estimates are periodically reviewed and adjusted, as interim information is available.

         The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2002, based on information and data available, the Company has deferred approximately $1,800,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies - (continued)
------------------------------------------------------

         Revenue Recognition - (continued)
         ---------------------------------
         During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues. During fiscal 2000 revenues from five health plans comprised more than 10% of the Company's revenue.

         Medical Equipment
         -----------------
         Revenue is recognized on equipment sales when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to them at the time of shipment. For the years ended November 30, 2002, 2001 and 2000, there have been no sales returns or allowances.

         During 2002 and 2001, the Company sold extended one-year service warranty contracts to customers. Prior to fiscal 2001, the Company also sold two and three year contracts and recognized the revenue over the period of the contracts based on the historical pattern of costs incurred. Such related costs, incurred over contract years one, two, and three, are 76%, 17% and 7%, respectively. Revenue on one-year warranty contracts is recognized on a straight-line basis over the life of the contract.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies - (continued)
------------------------------------------------------

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

         New Accounting Pronouncements
         -----------------------------
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142, requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and it did not have any impact resulting on its financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate any impact from the adoption of SFAS No. 144 on its financial position and results of operations.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies - (continued)
------------------------------------------------------

         New Accounting Pronouncements - (continued)
         -------------------------------------------
         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The Company plans to adopt SFAS 145 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The Company plans to adopt SFAS 146 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for the Company commencing with the second quarter of our 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock based compensation.

Note 2 - Investments in Securities
----------------------------------

         Investments in securities available-for-sale as of November 30, 2002 and 2001 were as follows:

                                                                       Market           Unrealized
                      2002                          Cost                Value           Gain (Loss)
                      ----                          ----                -----           -----------
         Corporate debt securities             $    3,324,474      $    3,287,549     $       (36,925)
         Government debt securities                 3,586,121           3,585,942                (179)
                                               --------------      --------------     ---------------
                                               $    6,910,595      $    6,873,491     $       (37,104)
                                               ==============      ==============     ===============


                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 - Investments in Securities - (continued)
------------------------------------------------
                                                                        Market           Unrealized
                       2001                          Cost                Value           Gain (Loss)
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

         During the year ended November 30, 2002, the Company sold available for sale securities for approximately $17,000,000 resulting in a gain of approximately $60,000.

         During the year ended November 30, 2001, the Company sold available for sale securities for approximately $8,400,000 resulting in a gain of approximately $24,000.

Note 3 - Inventory
------------------

                                                                                           November 30,
                                                                                ----------------------------------
                                                                                     2002               2001
                                                                                --------------    ----------------
                      Raw materials (component parts and supplies)              $      132,425    $        127,062
                      Finished units                                                    40,621              51,324
                                                                                --------------    ----------------
                                                                                $      173,046    $        178,386
                                                                                ==============    ================
Note 4 - Property and Equipment
-------------------------------
                                                                                           November 30,
                                                                                ----------------------------------
                                                                                     2002               2001
                                                                                --------------    ----------------
                      Machinery and equipment                                   $     1,425,392    $     1,353,914
                      Loaner equipment                                                  244,542            244,542
                      Furniture and fixtures                                          1,013,553            411,074
                      Office equipment                                                  901,255            825,413
                      Leasehold improvements                                            121,477             51,746
                      Equipment held under capital leases                               499,671            433,347
                                                                                --------------    ----------------
                                                                                      4,205,890          3,320,036
                      Less accumulated depreciation and
                       amortization                                                  (3,037,888)        (2,853,580)
                                                                                --------------    ----------------
                      Property and equipment - net                              $     1,168,002    $       466,456
                                                                                ===============    ===============

         At November 30, 2002 and 2001, the equipment under the capital leases had net book values of approximately $110,000 and $91,600, respectively.

         Depreciation expenses were approximately $184,000, $220,000 and $170,000 for 2002, 2001 and 2000, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Product Software Development Costs
-------------------------------------------

         During the years ended November 30, 2002 and 2001, the Company capitalized approximately $241,000 and $158,000 in product software development costs, respectively. These costs are amortized over a five-year useful life.

         During the years ended November 30, 2002, 2001 and 2000, amortization costs related to product software development costs were approximately $55,000 and $35,100 and $12,700, respectively.

Note 6 - Patent and Deferred Legal Costs
----------------------------------------

         During the third quarter of fiscal 2001, the Company has instituted patent litigation. The Company defers legal costs associated with lawsuits relating to defending existing patents. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of November 30, 2002 and 2001, approximately $375,000 and $111,000, respectively, has been capitalized as deferred legal costs and is included in other assets.

Note 7 - Investment in Joint Venture
------------------------------------

         During April 2000, the Company acquired a 50% equity interest in Heartmasters, L.L.C. ("HM") for an initial contribution of $60,000. The management agreement provides for profits and losses to be allocated based on the Company's percentage of revenue as defined in the agreement. As of November 30, 2002, the total contribution by the Company was approximately $236,000 to HM, however, losses through November 30, 2002 exceeded this amount bringing the investment in the joint venture to zero. The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

                                                                                          November 30,
                                                                             ------------------------------------
                                                                                   2002                  2001
                                                                             ---------------       --------------
                          Balance sheet
                                   Current assets                            $     1,147,485       $      112,490
                                   Liabilities                                     1,143,342              106,749
                                                                             ---------------       --------------
                                   Capital                                   $         4,143       $        5,741
                                                                             ===============       ==============

                          Statements of operations
                                   Revenues                                  $     5,862,686       $    6,463,347
                                   Operating expenses                              5,931,729            6,550,763
                                                                             ---------------       --------------
                                   Net loss                                  $       (69,043)      $      (87,416)
                                                                             ===============       ==============

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 8 - Accounts Payable and Accrued Liabilities
-------------------------------------------------

                                                                                        November 30,
                                                                           --------------------------------------
                                                                                 2002                   2001
                                                                           ----------------       ---------------
                           Accounts payable - trade                        $        248,862       $       252,284
                           Performance guarantee payable                            248,156                     -
                           Health insurance premium payable                         129,839                11,544
                           Insurance premiums payable                               139,561                19,516
                           Other accrued expenses - none in
                            excess of 5% of current liabilities                     248,666               152,135
                                                                             ---------------       --------------
                                                                           $      1,015,084       $       435,479
                                                                           ================       ===============

Note 9 - Fees Reimbursable to Health Plans
------------------------------------------

         Health plans which utilize the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan which in some cases are deducted from fees paid to the Company. As of November 30, 2002 and 2001, there was $3,050 and $15,524 outstanding under these provisions.

Note 10 - Line of Credit
------------------------

         On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at November 30, 2002 and 2001.

Note 11 - Capital Lease Obligations
-----------------------------------

         The Company has entered into various capital leases for equipment expiring through November 2004, with aggregate monthly payments of $7,300.

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2002:

         For the Years Ending
             November 30,

                2003                                             $    56,258
                2004                                                  36,329
                2005                                                   2,945
                                                                 -----------
                Total minimum lease payments                          95,532
                Less amount representing interest                    (12,604)
                                                                 -----------
                Present value of net minimum lease payments           82,928
                Less current maturities                               46,980
                                                                 -----------
                Long-term maturities                             $    35,948
                                                                 ===========

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 - Income Taxes
----------------------

         Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2002 and 2001, follow:

                                                                                          November 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                --------------    ----------------
                  Current assets and liabilities
                      Allowance for doubtful accounts                           $            -    $         30,000
                      Inventory overhead capitalization                                 51,000              61,000
                      Deferred revenue                                                       -             144,000
                      Deferred warranties                                               24,000              32,000
                                                                                --------------    ----------------
                                                                                        75,000             267,000
                      Valuation allowance                                              (75,000)           (267,000)
                                                                                --------------    ----------------
                  Net current deferred tax asset (liability)                    $            -    $              -
                                                                                ==============    ================

                  Noncurrent assets and liabilities
                      Depreciation and amortization                             $      (72,000)   $         39,000
                      Net operating loss carryforward                               10,639,000          10,416,000
                      Research and development credit carryforward                      82,000              82,000
                      Stock compensation                                               123,000              80,000
                      Capital loss carryforward                                         12,000              12,000
                                                                                --------------    ----------------
                                                                                    10,784,000          10,629,000
                      Valuation allowance                                          (10,784,000)        (10,629,000)
                                                                                --------------    ----------------
                  Net noncurrent deferred tax asset (liability)                 $            -    $              -
                                                                                ==============    ================

         The Company has a cumulative pre-tax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $10,859,000 and $10,896,000 as of November 30, 2002 and 2001, respectively.

         The effective tax rate varied from the statutory rate as follows:

                                                                      2002             2001              2000
                                                                      ----             ----              ----
                     Statutory federal income tax rate                 (34%)            (34%)             (34%)
                     State income tax, net of federal
                      benefit                                         (3.5%)             (6%)              (6%)
                     Certain non-deductible expenses                    .5%               4%                3%
                     Effect on net operating loss
                      carryforward and valuation
                      allowance                                       31.7%              36%               37%
                                                                      -----             -----             -----
                                                                      (5.3%)              -%                -%
                                                                      =====             =====             =====

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 - Income Taxes - (continued)
------------------------------------

         As of November 30, 2002, the Company has available the following federal net operating loss carryforwards for tax purposes:

              Expiration Date:
          Years Ending November 30,
          -------------------------
                   2003                                     $      4,340,000
                   2004                                            1,499,000
                   2005                                              496,000
                   2006 through 2021                              18,791,000
                                                            ----------------
                                                            $     25,126,000
                                                            ================

         The Company has net operating loss carryforwards for state tax purposes of approximately $20,100,000 expiring at various times from fiscal years ending 2003 through 2016, of which approximately $7.3 million expire through 2005.

         The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

         During the year ended November 30, 2002 the Company completed the sale of approximately $563,000 of its New Jersey net operating loss carryforwards and $105,000 of its New Jersey research and development tax credits and received approximately $130,000. During the year ended November 30, 2001 the Company sold approximately $2,922,000 of its New Jersey net operating loss carryforwards and received $219,603. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

         During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (Fiscal 2003). Taxpayers would pay an "Alternative Minimum Assessment," ("AMA") which would be based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. An election must be made in the first year to use either the Gross Profits or Gross Receipts method and must be kept in place for five years, at which time the election may be changed. The Company is evaluating the impact that this legislation will have on its results of operations, financial position and cash flow for fiscal 2003.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity
------------------------------

         Shares Authorized
         -----------------
         On June 26, 2000, the Company's stockholders approved an amendment to the Company's restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 to 40,000,000.

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

         Stock Options and Warrants
         --------------------------
         The QMed, Inc. 1999 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards up to 1,000,000 shares of the Company's common stock to be granted to employees and consultants of the Company until September 2009. The Plan also provides for Director Non-Qualified stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company). The Plan was amended by a vote of stockholders on May 22, 2002 to increase the number of shares available for awards from 1,000,000 to 2,000,000.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity - (continued)
--------------------------------------------

         Stock Options and Warrants - (continued)
         ----------------------------------------
         The QMed, Inc. 1990 Employee Stock Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 1,000,000 shares of the Company's common stock to be granted to employees of the Company until October 2000. 1,000,000 shares of the Company's common stock are reserved for this plan.

         Under the 1990, 1997 and 1999 plans, most options are exercisable in cumulative 33% increments after the first and each subsequent anniversary of the date of the grant, except for executive officers' options, which generally are exercisable immediately. The incentive and nonqualifying stock options expire ten years after the date of the grant.

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

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for November 30:

                                              2002        2001           2000
                                              ----        ----           ----
               Risk-free interest rate           5.0%         5.0%          5.0%
               Expected volatility              70.0%        75.0%         80.0%
               Dividend yield                      -            -              -
               Expected life                5.5 years    5.5 years     5.5 years

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity - (continued)
--------------------------------------------

         Stock Options and Warrants - (continued)
         ----------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company used the fair value method and applied the Black Sholes model described above for option granted in 2002, 2001 and 2000 the Company's pro forma net income (loss) would have been as follows:

                                                                   2002               2001               2000
                                                                    ----               ----               ----
                      Pro forma net income (loss)           $       (277,088)   $   (1,649,555)  $      (2,476,595)

                      Pro forma earnings (loss)
                       per share
                           Basic                                        (.02)             (.12)               (.20)
                           Diluted                                      (.02)             (.12)               (.20)

         There was compensation expense of approximately $109,000, $200,000 and $0 recorded from stock options under APB 25 for the years ended November 30, 2002, 2001 and 2000. Effective November 30, 2001, the Company terminated an employment agreement with an employee which resulted in the immediate vesting of their unvested stock options. This termination resulted in a charge to operations of approximately $109,000 and $200,000 during fiscal 2002 and 2001, respectively, for the acceleration of the options. In addition the Company recorded a $154,000 charge to operations for severance payments, during the fiscal year 2001. The immediate vesting resulted in variable accounting treatment for the related options, and accordingly the Company adjusted the charge each period through the exercise or expiration of the related options. All related options were exercised prior to expiration.

         During the year ended November 30, 2000, the Company granted stock options to consultants in exchange for services. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting period for these options is three years.

         The value of these options was approximately $90,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2002, 2001 and 2000 was approximately $30,000, $30,000 and $15,000, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity - (continued)
--------------------------------------------

         Stock Options and Warrants - (continued)
         ----------------------------------------

         On January 8, 2001, the Company accepted a promissory note in the amount of $91,059 from the Company's president in connection with the exercise of stock options which were due to expire on February 1, 2001. The note accrued interest at the rate of 7.5% per annum and was due in January 2002. The principal amount of this note plus accrued interest was paid in full on August 29, 2001.

         A summary of the Company's stock option activity, and related information for the years ended November 30, follows:

                                                             Weighted-Average     Number of      Weighted-Average
                                                 Options      Exercise Price     Exercisable      Exercise Price
                                                 -------      --------------     -----------      --------------
                  Outstanding
                    November 30, 1999           1,469,474       $    2.48           1,196,237        $    2.17

                      Granted                     365,162            6.35
                      Exercised                   (69,584)           2.29
                      Terminated                  (27,859)           3.73
                                                ---------
                  Outstanding
                    November 30, 2000           1,737,193       $    3.28           1,314,284        $    2.56

                      Granted                     271,796             8.02
                      Exercised                  (323,219)            1.49
                      Terminated                  (13,831)            7.76
                                                ---------
                  Outstanding
                      November 30, 2001         1,671,939       $    4.37           1,170,049        $    3.25

                      Granted                     136,000            7.05
                      Exercised                  (283,053)           4.43
                      Terminated                  (43,379)           7.32
                      Expirations                    (364)           8.90
                                                ---------
                  Outstanding
                    November 30, 2002           1,481,143       $    4.51           1,149,076        $    3.75
                                                =========       =========           =========        =========

                  Weighted-average fair
                   value of options granted
                   during the years                                2002             2001
                                                                   ----             ----

                         Where exercise price
                          equals stock price                    $     4.40        $     5.30

                         Where exercise price
                          exceeds stock price                            -              5.64

                         Where stock price
                          exceeds exercise price                         -                 -

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity - (continued)
--------------------------------------------

         Stock Options and Warrants - (continued)
         ----------------------------------------

         Following is a summary of the status of stock options outstanding at November 30, 2002:

                                            Outstanding Options                         Exercisable Options
                                            -------------------                         -------------------
                                                    Weighted-
                                    Number          Average            Weighted-       Number        Weighted-
                  Exercise        Outstanding      Remaining            Average      Outstanding      Average
                  Price Range     at 11/30/02  Contractual Life      Exercise Price   at 11/30/02  Exercise Price
                  -----------     -----------  ----------------      --------------   -----------  --------------
                  $ 1.38  -  1.63    225,581            1.2             $   1.48         225,581        $  1.48
                    2.75  -  4.03    642,883            5.4                 3.07         604,715           3.03
                    4.44  -  6.56    210,876            7.4                 4.87         139,981           4.71
                    6.88  -  8.90    370,803            8.9                 7.88         177,133           8.28
                   11.76  - 11.76     31,000            8.7                11.76           1,666          11.76
                  ---------------  ---------            ---            ---------      ----------       --------
                  $ 1.38 -  11.76  1,481,143            6.0             $   4.47       1,149,076        $  3.75
                  ===============  =========            ===             ========       =========        =======
         A summary of the Company's stock warrant activity, and related information for the years ended November 30, follows:

                                                                 Weighted-Average    Number of     Weighted-Average
                                                       Warrants   Exercise Price    Exercisable     Exercise Price
                                                       --------   --------------    -----------     --------------
                  Outstanding
                   November 30, 1999                  2,055,889    $     1.92        2,055,889        $     1.92

                  Granted                                     -             -                -                 -
                  Exercised                              (3,937)         2.16                -                 -
                  Terminated                                  -             -                -                 -
                                                      ---------    ----------        ---------        ----------
                  Outstanding
                   November 30, 2000                  2,051,952          1.92        2,051,952              1.92

                  Granted                                     -             -                -                 -
                  Exercised                            (210,000)         1.86                -                 -
                  Terminated                                  -             -                -                 -
                                                      ---------    ----------        ---------        ----------
                  Outstanding
                   November 30, 2001                  1,841,952          1.93        1,841,952             1.93

                  Granted                                     -             -                -                 -
                  Exercised                             (46,437)         3.10          (46,437)                -
                  Terminated                                  -             -                -                 -
                                                      ---------    ----------        ---------        ----------
                  Outstanding
                   November 30, 2002                  1,795,515    $     1.90        1,795,515        $     1.90
                                                      =========    ==========        =========        ==========

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 - Stockholders' Equity - (continued)
--------------------------------------------

         Stock Options and Warrants - (continued)
         ----------------------------------------

         Following is a summary of the status of stock warrants outstanding at November 30, 2002:

                                            Outstanding Warrants                  Exercisable Warrants
                                            --------------------                  --------------------
                                Number     Weighted-Average    Weighted-         Number         Weighted-
           Exercise Price     Outstanding      Remaining        Average        Outstanding       Average
                Range         at 11/30/02  Contractual Life Exercise Price     at 11/30/02   Exercise Price
          ----------------    -----------  ---------------- --------------     -----------   --------------
           $1.67 - 1.67         1,460,339           4.9        $   1.67        1,460,339       $    1.67
            2.62 - 3.50           301,786           4.9            2.80          301,786            2.80
            3.64 - 3.64            33,390           4.9            3.34           33,390            3.34
          --------------        ---------           ---        --------        ---------       ---------
           $1.67 - 3.64         1,795,515           4.9        $   1.90        1,795,515       $    1.90
          =============         =========           ===        ========        =========       =========

         Earnings (Loss) Per Share
         -------------------------
         The following table sets forth the computations of basic earnings
         (loss) per share and diluted earnings (loss) per share:


         Year ended November 30, 2002       2002                    2001                       2000
                                            ----                    ----                       ----
         Numerator:
           Net income (loss)           $     705,146          $    (1,043,057)           $    (1,881,510)
                                       -------------          ---------------            ---------------
         Denominator:
           Weighted average common
           shares outstanding             14,433,922               13,866,216                 12,650,831

         Dilutive effect of stock
           options and warrants            2,153,247                        -                          -
                                       -------------          ---------------            ---------------

         Diluted shares outstanding    $  16,587,169          $    13,866,216            $    12,650,831
                                       =============          ===============            ===============
         Basic earnings
          (loss) per share             $         .05          $          (.08)           $          (.15)
                                       =============          ===============            ===============

         Diluted earnings (loss)
           per share                   $         .04          $          (.08)           $          (.15)
                                       =============          ===============            ===============

         Potentially dilutive options and warrants to purchase 3,340,345 shares of the common stock were outstanding as of November 30, 2001, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 31,000 and 173,546 shares of common stock were outstanding as of November 30, 2002 and 2001, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

Note 14 - Retirement Plan
-------------------------

         The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2002, 2001 and 2000, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $46,000, $37,000 and $24,000, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 15 - Commitments and Contingencies Leases
----------------------------------------------

         The Company leases its premises under noncancellable operating leases expiring through November 2007. Monthly payments under the current lease are approximately $65,000.

         The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2002.

         For the Years Ending
           November 30, 2002
         ---------------------
                2003                                          $        758,000
                2004                                                   516,000
                2005                                                   479,000
                2006                                                   467,000
                2007                                                   246,000
                Thereafter                                                   -
                                                              ----------------
                Total minimum payments required               $      2,466,000
                                                              ================


         Rent expense for the years ended November 30, 2002, 2001 and 2000 was approximately $288,000, 241,000 and $232,000, respectively.

         Litigation
         ----------
         The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position and results of operations.

         Major Customer
         --------------
         The Company had two major customers during 2002 and 2001. Major customers were considered to be those who account for more than 10% of total revenue. Two customers accounted for approximately 47% and 67% of total revenue for the years ended November 30, 2002 and 2001.

Note 16 - Business Segment Information
--------------------------------------

         Segment Reporting
         -----------------
         The Company presents segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 16 - Business Segment Information - (continued)
----------------------------------------------------

         Segment Reporting - (continued)
         -------------------------------
         The Company is organized into two business units, disease-management services and medical equipment sales, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

         Summarized financial information by operating segment for 2002, 2001 and 2000, is as follows:

                                                      2002                2001                 2000
                                                      ----                ----                 ----
         Revenue:
         Disease management services           $     12,324,877    $       7,534,931    $      2,060,461
         Medical equipment                              419,877              486,703             811,744
                                               ----------------    -----------------    ----------------
                                               $     12,744,754    $       8,021,634    $      2,872,205
                                               ================    =================    ================

         Income (loss) before income taxes
         Disease management services           $      2,004,808    $        (375,192)   $     (1,449,317)
         Medical equipment                              204,864              203,557             324,525
                                               ----------------    -----------------    ----------------
                  Total segments                      2,209,672             (171,635)         (1,124,792)
         General corporate expense net               (1,594,411)          (1,091,025)         (1,065,974)
                                               ----------------    -----------------    ----------------
                                               $        615,261    $      (1,262,660)   $     (2,190,766)
                                               ================    =================    ================

         Depreciation and amortization:
         Disease management services           $        173,646    $         128,706    $        105,387
         Medical equipment                               23,642               67,032              70,243
                                               ----------------    -----------------    ----------------
                  Total segments                        197,288              195,738             175,630
         General corporate expense net                   60,891               76,863              73,102
                                               ----------------    -----------------    ----------------
                                               $        258,179    $         272,601    $        248,732
                                               ================    =================    ================
         Expenditures for long-lived assets:
         Disease management services           $        585,119    $         484,985    $        203,707
         Medical equipment                                    -                    -                   -
                                               ----------------    -----------------    ----------------
                  Total segments                        585,119              484,985             203,707
         General corporate                              768,717               31,982              93,585
                                               ----------------    -----------------    ----------------
                                               $      1,353,836    $         516,967    $        297,292
                                               ================    =================    ================

         Identifiable assets:
         Disease management services           $      2,928,903    $       1,813,887    $        609,630
         Medical equipment                            8,339,994            6,321,642           2,687,213
                                               ----------------    -----------------    ----------------
                  Total segments                     11,268,897            8,135,529           3,296,843
         General corporate                              894,284               31,982              93,585
                                               ----------------    -----------------    ----------------
                                               $     12,163,181    $       8,167,511    $      3,390,428
                                               ================    =================    ================

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 17 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                                    For the Quarters Ending 2002
                                   February 28,     May 31,        August 31,   November 30,      Total
                                   ------------     -------        ----------   ------------      -----
         Net sales                 $ 3,185,715    $ 3,492,321    $ 2,491,607    $ 3,575,111    $12,744,754
         Gross profit                1,893,859      2,123,879      1,074,123      2,045,330      7,137,191
         Net income (loss)             402,319        447,612       (559,366)       414,581        705,146
         Income (loss) per share           .03            .03           (.04)           .03            .05

                                                     For the Quarters Ending 2001
                                   February 28,     May 31,        August 31,   November 30,      Total
                                   ------------     -------        ----------   ------------      -----
         Net sales                 $ 1,207,927    $ 1,654,698    $ 2,129,421    $ 3,029,588    $ 8,021,634
         Gross profit                  809,299        937,690      1,155,768      1,818,351      4,721,108
         Net income (loss)            (283,975)      (516,275)      (382,232)       139,425     (1,043,057)
         Income (loss) per share          (.02)          (.04)          (.03)           .01           (.08)

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant.
--------------------------------------------------------------------------------

Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2002 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.
--------------------------------

Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2002 and is incorporated herein by reference.

Item 14.  Controls and Procedures
---------------------------------
Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Report on Form 10-K, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).

This section of the Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to QMed and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------------

         (a) (1) Financial Statements.

         Description

         Independent Auditors Report

         Consolidated Balance Sheets as of November 30, 2002 and 2001

         Consolidated Statement of Operations for each of the three years ended November 30, 2002, 2001 and 2000

         Consolidated Statement of Comprehensive Income for each of the three years ended November 30, 2002, 2001 and 2000

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2002, 2001 and 2000

         Consolidated Statement of Cash Flows for each of the three years ended November 30, 2002, 2001 and 2000

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

    3.4           By-Laws as in effect on July 1, 1987 (Exhibit
                  3.3 to the Company's Report on Form 10-Q dated
                  May 31, 1987)                                           I/B/R

    3.5           Amendment to By-Laws dated December 18, 1997
                  (Exhibit 3.5 to the Company's Form 10-K Report
                  dated November 30, 1997)                                I/B/R

    3.6           Certificate of Amendment to Restated
                  Certificate of Incorporation of Q-Med, Inc.,
                  dated May 22, 2002 (Exhibit 3.1 to the
                  Company's Form 10-Q dated May 31, 2002)                 I/B/R

    4.1           Specimen Common Stock Certificate                         *

    4.2           Form of Warrant Agreement dated November 16, 1998
                  (Exhibit 99.6 to the Company's report on Form 8-K
                  dated November 16, 1998)                                I/B/R

    4.3           Form of common stock purchase warrants
                  exercisable at $1.67 per share until November
                  15, 2005 (Exhibit 4.1 to the Company's report
                  on Form 8-K dated May 17, 1999)                         I/B/R

    4.4           Form of common stock purchase warrants
                  exercisable at $2.87 per share until November
                  15, 2005 (Exhibit 4.2 to the Company's report
                  on Form 8-K dated May 17, 1999)                         I/B/R

    4.5           Form of common stock purchase warrants
                  exercisable at $2.625 per share until November
                  15, 2005 (Exhibit 4.2 to the Company's report
                  on Form 8-K dated August 25, 1999)                      I/B/R

    9.1           Form of Shareholder and Voting Rights Agreement
                  between the Company and several stockholders
                  dated as of November 16, 1998 (Exhibit 99.4 to
                  the Company's report on Form 8-K dated November
                  16, 1998)                                               I/B/R

   10.1           Q-Med, Inc. 1986 Incentive Stock Option Plan
                  (Exhibit 10N to the Company's Registration
                  Statement No. 33-4499 on Form S-1)**                    I/B/R

   10.2 Lease dated August 31, 1993 between the Company and Alexandria Atrium Associates (Exhibit 28.1 to the
                  Company's Form 10-QSB Report dated August 31, 1993)     I/B/R

   10.3           Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit
                  10.11 to the Company's Form 10-K Report dated
                  November 30, 1998)**                                    I/B/R

   10.4           Form of Registration Rights Agreement between
                  Q-Med, Inc. and several stockholders dated as of November 15, 1998 (Exhibit 99.3 to the
                  Company's report on Form 8-K dated November 16,
                  1998)                                                   I/B/R

   10.5           Amendment dated December 16, 1998 to Employment
                  Agreement between the Company and Michael W. Cox
                  (Exhibit 10.11 to the Company's Form 10-K for year
                  ended November 30, 1998)                                I/B/R

   10.6           Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1
                  to the Company's Registration Statement on Form
                  S-8 (333-93697) filed December 28, 1999)**              I/B/R

   10.7           Limited Liability Agreement of HeartMasters LLC
                  dated April 14, 2000 (Exhibit 99.1 to the
                  Company's Form 10-Q Report dated May 31, 2000)          I/B/R

   10.8           Trademark and Data License and Services
                  Agreement between Interactive Heart Management
                  Corp. and HeartMasters, LLC dated April 14,
                  2000 (Exhibit 99.2 to the Company's Form 10-Q
                  Report dated May 31, 2000)                              I/B/R

   10.9           Loan Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit
                  10.1 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                        I/B/R

  10.10           Security Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit
                  10.2 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                        I/B/R

   10.11          Promissory Note dated September 11, 2001 given to
                  First Union National Bank by Q-Med, Inc. (Exhibit
                  10.3 to the Company's Form 10-Q Report dated
                  August 31, 2001)                                        I/B/R

   10.12          First Amendment to the 1999 Equity Incentive Plan
                  of QMed, Inc. dated May 22, 2002 (Exhibit 10.1 to
                  the Company's Form 10-Q dated May 31, 2002)**           I/B/R

   10.13          QMed, Inc. 1999 Equity Incentive Plan, as amended
                  November 1, 2002**                                        *

   10.14          Employment Agreement dated September 23, 2002
                  between QMed, Inc. and Bill Schmitt (Exhibit 10.1
                  to the Company's Report on Form 10-Q dated August
                  31, 2002)**                                             I/B/R

   10.15          Employment Agreement dated as of December 1, 2002
                  between QMed, Inc. and Michael W. Cox**                   *

   10.16          QMed, Inc. 2002 Key Employee Bonus Plan**                 *

   10.17          Real Property Lease between Donato Hi-Tech
                  Holdings IV, Inc. and the Company dated June
                  19, 2002 (Exhibit 10.2 to the Company's Report
                  on Form 10-Q dated May 31, 2002)                        I/B/R

   10.18          Retainer Agreement between Sommer & Schneider
                  LLP and the Company dated January 8, 2003                 *

   10.19          Waiver of Benefits under the QMed, Inc. 2002 Key
                  Employee Bonus dated February 28, 2003**                  *

   11             None.

   13             None.

   16             None.

   18             None.

   21             Subsidiaries of Registrant                                *

   22             None.

   23             Consent of Amper, Politziner & Mattia P.C.                *

   24             None.

   99.1           Certification pursuant to 18 U.S.C. Section 1350          *

   99.2           Certification pursuant to 18 U.S.C. Section 1350          *
________

*     Filed herewith
**   Management contract or compensatory plan or arrangement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: February 28, 2003               QMED, INC.


                                       By:   /s/ Michael W. Cox
                                           ------------------------------------
                                            Michael W. Cox, President and CEO

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

   Signature                          Capacity                        Date
   ---------                          --------                        ----

/s/ Michael W. Cox             President, Chief Executive      February 28, 2003
----------------------------   Officer and Director
Michael W. Cox                 (Principal Executive Officer)


/s/ Jane Murray                Executive Vice President,       February 28, 2003
----------------------------   Chief Operating Officer
Jane Murray                    and Director


/s/ William T. Schmitt, Jr.    Senior Vice President and       February 28, 2003
----------------------------   Chief Financial Officer
William T. Schmitt, Jr.        (Principal Financial Officer)


/s/ Debra A. Fenton            Controller                      February 28, 2003
----------------------------   (Principal Accounting Officer)
Debra A. Fenton


/s/ Herbert H. Sommer          Secretary and Director          February 28, 2003
----------------------------
Herbert H. Sommer, Esq.


/s/ Bruce F. Wesson            Chairman of the Board           February 28, 2003
----------------------------
Bruce F. Wesson


/s/ A. Bruce Campbell          Director                        February 28, 2003
----------------------------
A. Bruce Campbell, M.D.


/s/ David Feldman              Director                        February 28, 2003
----------------------------
David Feldman


/s/ Richard I. Levin           Director                        February 28, 2003
----------------------------
Richard I. Levin, M.D.


/s/ Lucia L. Quinn             Director                        February 28, 2003
----------------------------
Lucia L. Quinn

                                  CERTIFICATION


         I, Michael W. Cox, certify that:

         1. I have reviewed this annual report on Form 10-K of QMed, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 28, 2003                          /s/ Michael W. Cox
                                          --------------------------------------
                                           Michael W. Cox
                                           President and Chief Executive Officer

                                  CERTIFICATION


         I, William T. Schmitt, certify that:

         1. I have reviewed this annual report on Form 10-K of QMed, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 28, 2003                                    /s/ William T. Schmitt, Jr.
                                                    ----------------------------
                                                     William T. Schmitt, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                          Schedule II

                                   QMED, INC. AND SUBSIDIARIES
                                Valuation and Qualifying Accounts


                                                 Balance at                              Balance at
                                                Beginning of                               End of
                                                    Year        Additions   Write-offs      Year
                                                    ----        ---------   ----------      ----
Allowance for doubtful accounts      2000         116,000            -        74,000       42,000
                                     2001          42,000       33,000             -       75,000
                                     2002          75,000            -        73,000        2,000

                                  EXHIBIT INDEX

Exhibit
Sequential
  No.
Page No.

4.1               Specimen Common Stock Certificate

10.13             QMed, Inc. 1999 Equity Incentive Plan, as amended
                  November 1, 2002

10.15 Employment Agreement dated as of December 1, 2002 between QMed, Inc. and Michael W. Cox

10.16             QMed, Inc. 2002 Key Employee Bonus Plan

10.18 Retainer Agreement between Sommer & Schneider LLP and the Company dated January 8, 2003

10.19 Waiver of Benefits under the QMed, Inc. 2002 Key Employee Bonus dated February 28, 2003

21                Subsidiaries of Registrant

23                Consent of Amper, Politziner & Mattia P.C.

99.1              Certification pursuant to 18 U.S.C. Section 1350

99.2              Certification pursuant to 18 U.S.C. Section 1350