Form 10-Q
period 2003-02-28
QMED INC
filed 2003-04-14
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: February 28, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to _______________

                         Commission file number: 0-11411

                                   QMed, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                           22-2468665
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

25 Christopher Way, Eatontown, New Jersey                          07724
(Address of principal executive offices)                         (Zip Code)

                                 (732) 544-5544
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on April 8, 2003: 14,511,070.

                         Part I. Financial Information
                          Item 1. Financial Statements

                              QMED, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         February 28, 2003        November 30,
                                                            (Unaudited)               2002
                                                          ---------------        ---------------
ASSETS

Current assets
Cash and cash equivalents                                 $     1,820,643        $     2,383,123
Investments                                                     6,263,318              6,873,491
Accounts receivable, net of
  allowances of approximately $2,000                            2,615,484                203,216
Inventory                                                         163,417                173,046
Prepaid expenses and other current assets                         335,713                344,667
                                                          ---------------        ---------------
                                                               11,198,575              9,977,543

Property and equipment, net                                     1,198,879              1,168,002
Product software development costs                                469,475                461,261
Other assets                                                      560,757                556,375
Investment in joint venture                                             -                      -
                                                          ---------------        ---------------
                                                          $    13,427,686        $    12,163,181
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                     $     1,590,744        $     1,015,084
Leases payable, current portion                                    61,611                 46,980
Accrued salaries and commissions                                  157,369                334,642
Fees reimbursable to health plans                                   4,550                  3,050
Contract billings in excess of revenues                         2,270,928              1,760,620
Deferred warranty revenue                                          43,973                 58,867
Income taxes payable                                               16,000                 40,000
                                                          ---------------        ---------------
                                                                4,145,175              3,259,243
Leases payable - long term                                         49,939                 35,948
                                                          ---------------        ---------------
                                                                4,195,114              3,295,191

Stockholders' equity Common stock $.001 par value;
  40,000,000 shares authorized; 14,533,070 and
  14,506,153 shares issued and 14,511,070 and
  14,484,153 outstanding                                           14,533                 14,506
Paid-in capital                                                33,165,502             33,079,409
Accumulated deficit                                           (23,822,207)           (24,113,196)
Accumulated other comprehensive income
  Unrealized gains on securities available for sale               (49,631)               (37,104)
                                                          ---------------        ---------------
                                                                9,308,197              8,943,615

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      9,232,572              8,867,990
                                                          ---------------        ---------------
                                                          $    13,427,686        $    12,163,181
                                                          ===============        ===============

          See Accompanying Notes to Condensed Consolidated Financial Statements

                                QMED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                   For the Three               For the Three
                                                   Months Ended                Months Ended
                                                   February 28,                February 28,
                                                        2003                        2002
                                                 ---------------             ----------------
Sales
  Disease management services                    $     3,605,013             $      3,060,298
  Medical equipment                                       61,031                      125,417
                                                 ---------------             ----------------
                                                       3,666,044                    3,185,715
                                                 ---------------             ----------------

Cost of sales
  Disease management services                          1,548,417                    1,222,232
  Medical equipment                                       46,076                       69,624
                                                 ---------------             ----------------
                                                       1,594,493                    1,291,856
                                                 ---------------             ----------------

Gross profit                                           2,071,551                    1,893,859

Selling, general and administrative expenses           1,556,351                    1,385,372
Research and development expenses                        250,841                      256,450
                                                 ---------------             ----------------
Income from operations                                   264,359                      252,037

Interest income                                           49,617                       56,265
Interest expense                                          (6,987)                      (5,601)
Loss in operations of joint venture                            -                      (25,000)
                                                 ---------------             ----------------
Income before income tax (provision) benefit             306,989                      277,701

Gain on sale of state tax benefits                             -                      124,618
Provision for state income taxes                         (16,000)                           -
                                                 ---------------             ----------------
Net income                                       $       290,989             $        402,319
                                                 ===============             ================


Basic income per share
  Weighted average shares outstanding                 14,516,959                   14,297,100
                                                 ---------------             ----------------
  Basic earnings per share                       $           .02             $            .03
                                                 ===============             ================

Diluted income per share
  Weighted average shares outstanding                 16,292,207                   16,845,095
                                                 ---------------             ----------------
  Diluted earnings per share                     $           .02             $            .02
                                                 ===============             ================


           See Accompanying Notes to Condensed Consolidated Financial Statements

                                 QMED, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Unaudited)


                                                   For the Three               For the Three
                                                   Months Ended                Months Ended
                                                   February 28,                February 28,
                                                        2003                       2002
                                                 ---------------             ----------------
Net income                                               290,989                      402,319

Other comprehensive income
   Unrealized (loss) on securities
   available for sale                                    (12,527)                     (38,496)

   Less: reclassification adjustment for
   (losses) gains included in net income                  (3,609)                       6,878
                                                 ---------------             ----------------

Comprehensive income                             $       274,853             $        370,701
                                                 ===============             ================



         See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended February 28, 2003
                                                           (Unaudited)



                                                                                      Accumulated
                                                                                        Other          Common Stock
                                         Common Stock        Paid-in     Accumulated  Comprehensive   Held in Treasury
                                     Shares      Amount      Capital       Deficit      Income      Shares        Amount     Total
                                     ------      ------      -------       -------      ------      ------        ------     -----
Balance - November 30, 2002       14,506,153    $14,506   $33,079,409   $(24,113,196)  $(37,104)     22,000   $(75,625)  $8,867,990

Exercise of stock options and
  warrants                            26,917         27        78,626                                                        78,653

Amortization of non-employee
  stock options                                                 7,467                                                         7,467

Net income for the three months
  ended February 28, 2003                                                    290,989                                        290,989

Unrealized holding losses on
  securities available for sale                                                         (12,527)                            (12,527)
                                  ----------    -------   -----------   ------------   --------      ------   --------   ----------
Balance - February 28, 2003       14,533,070    $14,533   $33,165,502   $(23,822,207)  $(49,631)     22,000   $(75,625)  $9,232,572
                                  ==========    =======   ===========   ============   ========      ======   ========   ==========


                            See Accompanying Notes to Condensed Consolidated Financial Statements

                                    QMED, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                               For the Three          For the Three
                                                               Months Ended           Months Ended
                                                            February 28, 2003      February 28, 2002
                                                            -----------------      -----------------
Cash flows from operating activities:
     Net income                                               $     290,989          $     402,319
                                                              -------------          -------------
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
     Gain on sale of investments                                      3,609                 (6,878)
     Loss in operations of joint venture                                  -                 25,000
     Depreciation and amortization                                   94,041                 63,794
     Stock compensation expense                                           -                108,986
     Amortization of non-employee stock options                       7,467                  7,467
     (Increase) decrease in
         Accounts receivable                                     (2,412,268)               265,139
         Inventory                                                    9,629                  8,335
         Prepaid expenses and other current assets                    8,954                (36,093)
     Increase (decrease) in
         Accounts payable and accrued liabilities                   399,887               (281,692)
         Contract billings in excess of revenues and
          deferred revenue                                          495,414                103,974
     Other, net                                                     (24,000)                (1,453)
                                                              -------------          -------------
     Total adjustments                                           (1,417,267)               256,579
                                                              -------------          -------------
                                                              $  (1,126,278)         $     658,898
                                                              =============          =============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale          4,087,398              3,328,545
     Purchases of securities available for sale                  (3,493,361)            (4,193,772)
     Capital expenditures, net                                      (91,984)               (75,356)
     Investment in joint venture                                          -                (25,000)
                                                              -------------          -------------
     Net cash provided by (used in) investing
       activities                                             $     502,053          $    (965,583)
                                                              =============          =============

Cash flows from financing activities:
     Payments for capital leases                                    (16,908)               (14,565)
     Proceeds from issuance of common stock                          78,653              1,162,286
                                                              -------------          -------------
                                                              $      61,745          $   1,147,721
                                                              =============          =============

Net change in cash and cash equivalents                            (562,480)               841,036

Cash and cash equivalents at beginning of period                  2,383,123                531,450
                                                              -------------          -------------
Cash and cash equivalents at end of period                    $   1,820,643          $   1,372,486
                                                              =============          =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                 $       7,000          $       5,601
     Income Taxes                                                    39,000                  9,174


             See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Reporting
------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002.

References to the "Company" in these condensed consolidated financial statements include QMed, Inc. and its subsidiaries.

Note 2 - Revenue Recognition
----------------------------

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of February 28, 2003, based on information and data available, the Company has deferred approximately $2,300,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The contract billings in excess of revenues on the balance sheet is subject to reconciliation at future periods, however, since the initial contract year reconciliation did not provide positive results and enrollment targets have not improved,

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Revenue Recognition (Cont'd)
-------------------------------------

the revenue from this agreement which is estimated to be subject to refund is deferred in accordance with our revenue recognition policy. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, the Regence Oregon and Washington contracts terminated as of January 31, 2003. As of February 28, 2003, accounts receivable includes approximately $1,500,000 for services rendered and owed on these contracts.

Note 3 - Investments in Securities
----------------------------------

Investment in securities available-for-sale as of February 28, 2003 were as follows:
                                                                    Unrealized
                                     Cost        Market Value       Gain (Loss)
                                     ----        ------------       -----------
     Corporate debt securities    $3,464,373      $3,414,730          $(49,643)
     U.S. Government short term
       obligations                 2,848,576       2,848,588                12
                                  ----------      ----------          --------
                                  $6,312,949      $6,263,318          $(49,631)
                                  ==========      ==========          ========


Note 4 - Inventory
------------------

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                         February 28, 2003    November 30, 2002
                                             (Unaudited)
                                         -----------------    -----------------
     Raw materials (component parts)       $     127,083        $     132,425
     Finished units                               36,334               40,621
                                           -------------        -------------
                                           $     163,417        $     173,046
                                           =============        =============


Note 5 - Product Software Development Costs
-------------------------------------------

During the three months ended February 28, 2003, the Company capitalized approximately $24,000 in product software development costs. These costs are amortized over a five-year useful life.

Note 6 - Patent and Deferred Legal Costs
----------------------------------------

During the third quarter of fiscal 2001, the Company instituted patent litigation. The Company defers legal costs associated with the prosecution of a patent infringement claim. If the patent claim is successful, the costs remain capitalized and will be amortized over the estimated remaining useful life of the patent. If the claim is unsuccessful, the amounts deferred will be charged to operating expense. As of February 28, 2003, $381,734 has been capitalized as deferred legal costs and is included in other assets.

Note 7 - Investment in Joint Venture
------------------------------------

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of February 28, 2003, the Company contributed approximately $236,000 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Accounts Payable and Accrued Expenses
----------------------------------------------

Accounts payable and accrued expenses include the following:

                                                               February 28,           November 30,
                                                                   2003                   2002
                                                               (Unaudited)
                                                              -------------          -------------
     Accounts payable trade                                   $     341,464          $     248,862
     Performance guarantee payable                                  752,815                248,156
     Insurance premiums payable                                     215,168                269,400
     Other accrued expenses - none in excess of
       5% of current liabilities                                    281,297                248,666
                                                              -------------          -------------
                                                              $   1,590,744          $   1,015,084
                                                              =============          =============

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

Summarized financial information by operating segment for three months ending February 28, is as follows:

                                                   Three Months Ended
                                                       February 28,
                                                   2003              2002
                                             -------------      --------------
      Revenue:
         Disease management services         $   3,605,013      $    3,060,298
         Medical equipment sales                    61,031             125,417
                                             -------------      --------------
                                             $   3,666,044      $    3,185,715
                                             =============      ==============

      Income (loss) before income taxes:
         Disease management services         $     839,627      $      621,846
         Medical equipment sales                    14,955              11,388
                                             -------------      --------------
      Total segments                         $     854,582      $      633,234
      General corporate expenses - net       $    (547,593)     $     (355,533)
                                             -------------      --------------
                                             $     306,989      $      277,701
                                             =============      ==============

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Line of Credit
------------------------

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $0 at February 28, 2003.

Note 11 - Earnings Per Share
----------------------------

For the three months ended February 28, 2003 and 2002, shares totaling 1,775,248 and 2,547,995 respectively are included in diluted earning per share due to the assumed conversion of warrants and stock options outstanding.

Note 12 - 2003 Outside Directors Equity Plan
--------------------------------------------

The Company has adopted, subject to shareholder approval, an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company's Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company's common stock in lieu of cash.

Note 13 - Commitments and Contingencies
---------------------------------------

On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by Interactive Heart Management Corp., QMed Inc.'s subsidiary ("IHMC"), received a Demand for Arbitration of approximately $13,000,000 plus interest, of which approximately $ 6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims involve disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice form a reinsurer denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC is investigating the claims of Regence and the reinsurer and plans to defend its rights under the agreements and where appropriate, bring claims of its own. At this early stage, management is unable to adequately predict its outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of February 28, 2003, we had contracts to provide these services to 11 health plans in 8 states covering approximately 1.1 million health plan members.

As of February 28, 2003, we contracted to provide services in a Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. The program is expected to begin in the second quarter of fiscal 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

     o our ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;
     o our ability to execute new contracts for health plan disease management services;
     o the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
     o our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;
     o the ability of our health plan customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of its health plan contracts;
     o our ability to resolve favorably contract billing and interpretation issues with its health plan customers;
     o our ability to effectively integrate new technologies into our care management information technology platform;
     o our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our health plan operations and financing or insurance to support our performance under new health plan contracts;
     o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
     o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
     o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
     o the impact of future state and federal healthcare legislation and regulations on our ability to deliver services
     o the financial health of our customers and their willingness to purchase our services
     o    the impact of litigation or arbitration
     o    general economic conditions

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

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund and not covered by reinsurance, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates. As of February 28, 2003, based on information and data available at this time, we deferred approximately $2,300,000 related to contracts with two Regence health plans, Regence Oregon and Washington, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet. Services were provided under these Regence contracts through HeartMasters, a limited liability company whose members are IHMC and LifeMasters, an unaffiliated private company, under which IHMC provides coronary artery disease management services and Life Masters provides services for congestive heart failure. Since these contracts were performance based, HeartMasters limited its exposure under these contracts by purchasing insurance from an unaffiliated insurer in the amount of approximately $9,800,000. The deferral of approximately $2,300,000 represents fees, which may be subject to refund in excess of its share of insurance coverage. HeartMasters has submitted an estimate of claims in the amount of approximately $6,750,000 to the insurer. On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by IHMC, received a Demand for Arbitration of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims involve disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. At this early stage, management is unable to adequately predict its outcome.

The contract billings in excess of revenues on the balance sheet is subject to reconciliation at future periods, however, since the initial contract year reconciliation did not provide positive results and enrollment targets have not improved, the revenue from this agreement which is estimated to be subject to refund is deferred in accordance with our revenue recognition policy. If future reconciliations provide positive results, revenue will be recorded at that time.

We believe these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, the Regence Oregon and Washington contracts terminated as of January 31, 2003

We also have contracts with Regence of Idaho and Utah. Regence Idaho and Utah contracts are not subject to the same terms and conditions as those in Oregon and Washington. In addition, the Idaho and Utah contract outcomes are designed to measure the effect of our disease management of coronary disease and stroke against a control population not managed by a formal disease management process. We determined that while there were modest savings in Oregon and Washington, the contract contained a number of unforeseeable issues, which made the expected outcome unachievable. Certain provisions in the contract covering "all claims" versus "disease specific" claims had a negative impact on contract performance to date. These provisions are not included in any of our other disease management contracts. Furthermore, we operate all of our other contractual agreements without any outside parties' involvement.

As of February 28, 2003, approximately 38% of disease management services were derived from two health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                     Period to Period Percentage Changes
                                            For the Three Months    For the Three Months Ended
                                            Ended February 28,        February 28, 2003 vs.
                                              2003       2002          February 28, 2002
                                            --------------------    --------------------------
     Revenue                                  100.0%    100.0%              15.1
     Cost of revenue                           43.5      40.6               23.4
                                              -----     -----
     Gross profit                              56.5      59.4                9.3
     Selling, general and administrative       42.5      43.5               12.3
     Research and development                   6.8       8.0               (2.2)
                                              -----     -----
     Income (loss) from operations              7.2       7.9                4.8
     Interest income                            1.4       1.8              (11.8)
     Interest expense                           (.2)      (.2)              24.7
     Loss in operations of joint venture        -         (.8)               *
                                              -----     -----
     Income before tax (provision)benefit       8.4       8.7               10.5
     Income tax (provision) benefit             (.4)      3.9                *
                                              -----     -----
     Net income                                 8.0      12.6              (23.7)
                                              =====     =====
     * Not meaningful

Revenue for the three month period ended February 28, 2003 increased approximately 15% over the same period in 2002. This increase in revenue resulted primarily from an increase in the enrolled members covered our disease management programs. Since February 28, 2002, we entered into contracts with health plan customers in Arizona, Colorado and Oregon representing approximately 300,000 members. On January 31, 2003 the HeartMasters agreement with Regence of Oregon and Washington was terminated. This termination resulted in the loss of approximately 445,000 members. As of February 28, 2003 and February 28, 2002, our disease management programs covered approximately 1.1 million members. At February 28, 2003, of the total health plan members under contract, we had approximately 986,000 commercial members and 150,000 Medicare+Choice members. Subsequent to February 28, 2003, we signed a new contract to provide stroke and coronary artery disease management services with SummaCare Health Plan of northeastern Ohio, covering approximately 30,000 commercial and 13,000 senior members. Enrollment is expected to begin in July 2003.

Since February 28, 2002, we also began the enrollment process for the Medicare Coordinated Care Demonstration. Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. As a result of our success in the initial enrollment stage of the project, the Center for Medicare Studies (CMS) authorized to increase the patient base by 100% with commensurate remuneration. During October, 2002, CMS selected QMed, PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. - operating jointly as "Heart Partners" - to participate in a new Disease Management Demonstration Project. The program is designed to provide disease management services for congestive heart failure, including a comprehensive prescription drug plan for up to 15,000 Medicare fee-for-service beneficiaries. Enrollment is expected to begin during July 2003.

We anticipate revenues for the second quarter to decrease slightly because of reductions in membership due to the termination of the Regence contract as well as the cyclical reduction of lives under management due to the membership enrollment and disenrollment process of our health plan customers. We experienced the reduction of approximately 50,000 Medicare+Choice members due to health plans member changes primarily consisting of health plans exit of certain markets, which went into effect on January 1. Revenue for the remainder of fiscal 2003 is expected to increase with the enrollment of additional members under both existing and anticipated new contracts with health care providers, and, more significantly, with the launch of the HeartPartners program.

Gross profit margins for the three months ended February 28, 2003 decreased to 56.5% from 59.4% in the prior year. This decrease was due to the increased costs associated with the launch of new health plan contracts in Arizona, Colorado and Oregon. Salaries, travel and other direct costs are all factors in the initial implementation of any new contract. The costs will decrease as a percentage of revenue once a significant number of members are enrolled into the program.

Selling, general and administrative expenses for the three months ended February 28, 2003 increased approximately 12% compared to the prior year. The increase was primarily due to an increase in both executive and administrative staff, legal costs associated with contracting issues, and rent expenses for our new corporate headquarters. Selling, general and administrative expenses as a percentage of revenue decreased by 1% , from 43.5% at February 28, 2002 to 42.5% at February 28, 2003.

Research and development expenses for the three months ended February 28, 2003 decreased slightly compared to the prior period. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. Some of the costs associated with the development of new product software is capitalized and amortized over a 5 year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $7,053,400 at February 28, 2003 compared to $6,718,300 at November 30, 2002 and ratios of current assets to current liabilities of 2.7:1 as of February 28, 2003 and 3.1:1 as of November 30, 2002. The working capital increase of approximately $350,000 was primarily due to the net income of approximately $307,000 and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $79,000. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2002 the entire $1,000,0000 was available under this credit line.

Receivables balances over 90 days past due was 11.6% of the total receivables balance at February 28, 2003. Included in the receivables balance at February 28, 2003 was $1,474,674 due from the Regence Health Plans, which is currently in dispute. We are aggressively seeking resolution of this matter.

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

Material Commitments

         The following schedule summarizes our contractual cost obligation as of February 28, 2003 in the periods indicated.

                                                                     Payments Due by Period
              Contractual                --------------------------------------------------------------------------------
              Obligations                     2004        2005 - 2006      2007 - 2008    2009 and After      Total
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Long-Term Debt                                 $     --     $       --       $        --     $     --      $       --
Capital Lease Obligations                        48,066         27,096                --           --          75,162
Operating Leases                                749,551        995,126           618,252           --      $2,362,929
Unconditional Purchase Obligations                   --             --                --           --             -0-
Other Long-Term Obligations                          --             --                --           --             -0-
Total Contractual Cash Obligations             $797,617     $1,022,222       $   618,252           --      $2,438,091

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

Item 4. Controls and Procedures
-------------------------------

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Part II - Other Information

         Item 1.  Legal Proceedings

                  We previously disclosed that we brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). The action was brought in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported SelfCare, Inc. (CV-01-3469). The parties have discussed and are attempting to finalize a settlement of this matter.

                  On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC is investigating the claims of Regence and the reinsurer and plans to defend its rights under the agreements and where appropriate, bring claims of its own. At this early stage, management is unable to adequately predict its outcome.

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


         Item 6.  Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this report:

                           99.1     Certification pursuant to 18 U.S.C. Section
                                    1350

                           99.2     Certification pursuant to 18 U.S.C. Section
                                    1350

                  (b)      Reports on Form 8-K

                           1. On February 3, 2003, QMed filed a Form 8-K Report, which was amended on February 4, 2003 relating to an announcement regarding the termination of an agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QMed, Inc.


                                       By: /s/ Michael W. Cox
                                           -------------------------------------
                                           Michael W. Cox
                                           President and Chief Executive Officer


                                       By: /s/ William T. Schmitt, Jr.
                                           -------------------------------------
                                           William T. Schmitt, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer

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

Dated:  April 14, 2003


                                           /s/ Michael W. Cox
                                           -------------------------------------
                                           Michael W. Cox
                                           President and Chief Executive Officer

                                  CERTIFICATION


         I, William T. Schmitt, Jr., certify that:

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

Dated:  April 14, 2003

                                                     /s/ William T. Schmitt, Jr.
                                                     ---------------------------
                                                     William T. Schmitt, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer