Form 10-Q
period 2003-05-31
QMED INC
filed 2003-07-15
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: May 31, 2003 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to _______________

                         Commission file number: 0-11411

                                   QMed, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             22-2468665
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 25 Christopher Way, Eatontown, New Jersey                        07724
-------------------------------------------                    -----------
  (Address of principal executive offices)                      (Zip Code)

                                 (732) 544-5544
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


The number of shares of the registrant's common stock outstanding on July 8, 2003: 14,598,321.

Part I. Financial Information
Item 1. Financial Statements

                                 QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            May 31, 2003           November 30,
                                                            (Unaudited)                2002
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,389,173        $     2,383,123
Investments                                                     7,127,522              6,873,491
Accounts receivable, net of
     allowances of approximately $2,000                           758,591                203,216
Inventory                                                         148,200                173,046
Prepaid expenses and other current assets                         645,378                344,667
                                                          ---------------        ---------------
                                                               10,068,864              9,977,543

Property and equipment, net                                     1,176,079              1,168,002
Product software development costs                                494,572                461,261
Accounts receivable, non-current                                1,474,674                      -
Other assets                                                      174,132                556,375
Investment in joint venture                                             -                      -
                                                          ---------------        ---------------
                                                          $    13,388,321        $    12,163,181
                                                          ===============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $     1,259,463        $       828,845
Leases payable, current portion                                    64,489                 46,980
Accrued salaries and commissions                                  277,934                334,642
Performance guarantee payable                                     653,553                248,156
Contract billings in excess of revenues                                 -              1,760,620
Income taxes payable                                                5,500                 40,000
                                                          ---------------        ---------------
                                                                2,260,939              3,259,243
Leases payable - long term                                         46,210                 35,948
Contract billings in excess of revenues - long term             2,270,928                      -
                                                          ---------------        ---------------
                                                                4,578,077              3,295,191
Commitment and Contingencies
Stockholders' equity
     Common stock $.001 par value; 40,000,000 shares
     authorized; 14,618,460 and 14,506,153 shares
     issued and 14,596,460 and 14,484,153 outstanding              14,618                 14,506
Paid-in capital                                                33,310,356             33,079,409
Accumulated deficit                                           (24,409,658)           (24,113,196)
Accumulated other comprehensive income
     Unrealized losses on securities available for sale           (29,447)               (37,104)
                                                          ---------------        ---------------
                                                                8,885,869              8,943,615

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                      8,810,244              8,867,990
                                                          ---------------        ---------------
                                                          $    13,388,321        $    12,163,181
                                                          ===============        ===============


         See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                            For the Three   For the Three      For the Six      For the Six
                                             Months Ended    Months Ended      Months Ended     Months Ended
                                             May 31, 2003    May 31, 2002      May 31, 2003     May 31, 2002
                                            -------------    -------------     -------------    -------------
Revenue
      Disease management services           $   3,245,017    $   3,397,758     $   6,850,030    $   6,458,056
      Medical Equipment                            71,684           94,563           132,715          219,980
                                            -------------    -------------     -------------    -------------
                                                3,316,701        3,492,321         6,982,745        6,678,036
                                            -------------    -------------     -------------    -------------

Cost of revenue
      Disease management services               1,580,803        1,305,357         3,110,004        2,513,501
      Medical equipment                            32,803           45,834            76,887          112,984
                                            -------------    -------------     -------------    -------------
                                                1,613,606        1,351,191         3,186,891        2,626,485
                                            -------------    -------------     -------------    -------------

Gross profit                                    1,703,095        2,141,130         3,795,854        4,051,551

Selling, general and
      administrative expenses                   1,779,249        1,471,128         3,262,980        2,809,869
Research and development
      expenses                                    193,242          312,312           443,870          568,161
Depreciation and amortization                      99,906           63,394           193,947          127,188
Litigation settlements                            230,000                -           230,000                -
                                            -------------    -------------     -------------    -------------
(Loss) income from operations                    (599,302)         294,296          (334,943)         546,333

Interest income                                     7,127           72,460            56,744          128,726
Interest expense                                   (5,776)          (1,906)          (12,763)          (7,508)
Loss in operations of joint venture                                (11,250)                           (36,250)
Other income                                                        94,012                             94,012
                                            -------------    -------------     -------------    -------------
(Loss) income before income tax
      (provision) benefit                        (597,951)         447,612          (290,962)         725,313

Gain on sale of state tax benefits                      -                -                 -          124,618
Benefit (provision) for state income
      taxes                                        10,500                -            (5,500)               -
                                            -------------    -------------     -------------    -------------
Net (loss) income                           $    (587,451)   $     447,612     $    (296,462)   $     849,931
                                            =============    =============     =============    =============


Basic income per share
      Weighted average shares
         outstanding                           14,555,717       14,457,022        14,536,551       14,377,939
                                            -------------    -------------     -------------    -------------
      Basic (loss) earnings
         per share                          $        (.04)   $         .03     $        (.02)   $         .06
                                            =============    =============     =============    =============
Diluted income per share
      Weighted average shares
         outstanding                           14,555,717       16,729,466        14,536,551       16,721,312
                                            -------------    -------------     -------------    -------------
      Diluted (loss) earnings
         per share                          $        (.04)   $         .03     $        (.02)   $         .05
                                            =============    =============     =============    =============

                  See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)



                                    For the Three    For the Three       For the Six     For the Six
                                     Months Ended     Months Ended      Months Ended     Months Ended
                                     May 31, 2003     May 31, 2002      May 31, 2003     May 31, 2002
                                    -------------    -------------     -------------    -------------
Net (loss) income                   $    (587,451)   $     447,612     $    (296,462)   $     849,931

Other comprehensive income
      Unrealized losses on
      securities available for sale        (8,660)         (14,345)          (21,187)         (52,841)

      Less: reclassification
      adjustment for losses
      included in net income               32,453           42,104            28,844           30,387
                                    -------------    -------------     -------------    -------------

Comprehensive (loss) income         $    (563,658)   $     475,371     $    (288,805)   $     827,477
                                    =============    =============     =============    =============


                 See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Six Months Ended May 31, 2003
                                                           (Unaudited)



                                                                                      Accumulated
                                                                                         Other         Common Stock
                                        Common Stock      Paid-in    Accumulated     Comprehensive   Held in Treasury
                                    Shares      Amount    Capital       Deficit         Income      Shares     Amount      Total
                                  ----------   -------  -----------  ------------      --------     ------    --------   ----------
Balance - November 30, 2002       14,506,153   $14,506  $33,079,409  $(24,113,196)     $(37,104)    22,000    $(75,625)  $8,867,990

Exercise of stock options and
     warrants                        112,307       112      218,503                                                         218,615

Amortization of non-employee
     stock options                                           12,444                                                          12,444

Net loss for the six months
     ended May 31, 2003                                                  (296,462)                                         (296,462)

Unrealized holding losses on
     securities available for sale                                                        7,657                               7,657
                                  ----------   -------  -----------  ------------      --------     ------    --------   ----------
Balance - May 31, 2003            14,618,460   $14,618  $33,310,356  $(24,409,658)     $(29,447)    22,000    $(75,625)  $8,810,244
                                  ==========   =======  ===========  ============      ========     ======    ========   ==========


                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                      QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                                For the Six           For the Six
                                                                Months Ended          Months Ended
                                                                May 31, 2003          May 31, 2002
                                                                -------------         -------------
Cash flows from operating activities:
     Net (loss) income                                          $    (296,462)        $     849,931
                                                                =============         =============

Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Loss (gain) on sale of investments                                28,844               (30,387)
     Loss in operations of joint venture                                    -                36,250
     Depreciation and amortization                                    193,947               127,188
     Amortization of non-employee stock options                        12,444                14,934
     Amortization of bond discounts and premiums                       27,483                     -
     (Increase) decrease in
         Accounts receivable                                       (2,030,049)              241,586
         Inventory                                                     24,846                 6,147
         Prepaid expenses and other current assets                   (300,711)             (112,524)
     Increase (decrease) in
         Accounts payable and accrued liabilities                     802,234               537,754
         Contract billings in excess of revenues and
         deferred revenue                                             487,381               (27,069)
     Other, net                                                       347,178                (1,453)
                                                                -------------         -------------
     Total adjustments                                               (406,403)              792,426
                                                                -------------         -------------
     Net cash (used in) provided by operating activities        $    (702,865)        $   1,642,357
                                                                =============         =============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale            8,180,399             6,050,389
     Purchases of securities available for sale                    (8,483,100)           (8,037,402)
     Capital expenditures, net                                       (173,791)             (369,056)
     Investment in joint venture                                            -               (36,250)
                                                                -------------         -------------
     Net cash used in investing activities                      $    (476,492)        $  (2,392,319)
                                                                =============         =============

Cash flows from financing activities:
     Payments for capital leases                                      (33,208)              (40,029)
     Proceeds from issuance of common stock                           218,615             1,464,747
                                                                -------------         -------------
     Net cash provided by financing activities                  $     185,407         $   1,424,718
                                                                =============         =============

Net change in cash and cash equivalents                              (993,950)              674,756

Cash and cash equivalents at beginning of period                    2,383,123               531,450
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $   1,389,173         $   1,206,206
                                                                =============         =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                   $      12,776         $       7,508
     Income taxes                                                      39,000                 9,000


              See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002.

Note 2 - Revenue Recognition

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of May 31, 2003, based on information and data available, the Company has deferred approximately $2,300,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The contract billings in excess of revenues on the balance sheet is subject to reconciliation at future periods, however, since the initial contract year reconciliation did not provide positive results, the revenue from these agreements which are estimated to be subject to refund is deferred in accordance with our revenue recognition policy. If future reconciliations provide positive results, revenue will be recorded at that time.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 - Revenue Recognition (Cont'd)

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, the Regence Oregon and Washington contracts terminated as of January 31, 2003. As of May 31, 2003, non-current accounts receivable includes approximately $1,500,000 for services rendered and owed on these contracts.

Note 3 - Investments in Securities

Investment in securities available-for-sale as of May 31, 2003 were as follows:
                                                                 Unrealized Gain
                                      Cost        Market Value       (Loss)
                                      ----        ------------   ---------------
     Corporate debt securities      $4,879,478    $4,851,227       $(28,251)
     U.S. Government short term
       obligations                   2,277,491     2,276,295         (1,196)
                                    ----------    ----------       --------
                                    $7,156,969    $7,127,522       $(29,447)
                                    ==========    ==========       ========

Note 4 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                             May 31, 2003
                                              (Unaudited)     November 30, 2002
                                            --------------    -----------------
     Raw materials (component parts)        $     123,303      $     132,425
     Finished units                                24,897             40,621
                                            -------------      -------------
                                            $     148,200      $     173,046
                                            =============      =============

Note 5 - Product Software Development Costs

During the three and six months ended May 31, 2003, the Company capitalized approximately $50,000 and $74,000, respectively, in product software development costs. These costs are amortized over a five-year useful life.

Note 6 - Patent and Deferred Legal Costs

Subsequent to May 31, 2003, the Company reached an out of court settlement of its patent infringement claim against LifeMasters Supported SelfCare, Inc. The settlement resolves the outstanding dispute between the parties and includes a license of one of the Company's patents. The Company has deferred all legal costs associated with this claim. The settlement also includes a reimbursement for legal costs associated with this matter. As of May 31, 2003, the Company has recorded $387,220 of legal costs related to this matter in other current assets.

Note 7 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of May 31, 2003, the Company contributed approximately $236,000 to HM, however, losses to date exceeded this amount bringing the investment in joint venture to zero.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                 May 31, 2003
                                                  (Unaudited)  November 30, 2002
                                                 ------------  -----------------
     Accounts payable trade                      $   316,395      $   248,862
     Accrued settlement costs                        230,000                -
     Insurance premiums payable                      206,162          269,400
     Fees reimbursable to health plans                83,199            3,050
     Deferred warranty revenue                        35,940           58,867
     Other accrued expenses - none in excess of
       5% of current liabilities                     387,767          248,666
                                                 -----------      -----------
                                                 $ 1,259,463      $   828,845
                                                 ===========      ===========

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

Summarized financial information by operating segment for three and six months ended May 31, is as follows:

                                                    Three Months Ended                      Six Months Ended
                                                          May 31,                                May 31,
                                                    2003             2002                 2003             2002
                                               ------------     ------------          ------------     ------------
      Revenue:
         Disease management services           $  3,245,017     $  3,397,758          $  6,850,030     $  6,458,056
         Medical equipment sales                     71,684           94,563               132,715          219,980
                                               ------------     ------------          ------------     ------------
                                               $  3,316,701     $  3,492,321          $  6,982,745     $  6,678,036
                                               ============     ============          ============     ============

      Income (loss) before income taxes:
         Disease management services           $     40,110     $    890,551          $    879,737     $  1,512,397
         Medical equipment sales                      9,347           71,796                24,302           83,184
                                               ------------     ------------          ------------     ------------
      Total segments                                 49,457          962,347               904,039        1,595,581
      General corporate expenses - net             (647,408)        (514,735)           (1,195,001)        (870,268)
                                               ------------     ------------          ------------     ------------
                                               $   (597,951)    $    447,612          $   (290,962)    $    725,313
                                               ============     ============          ============     ============

                                                            9

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 - Earnings per Share

For the three and six months ended May 31, 2003, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options which totaled 1,741,354 and 1,797,925 shares, respectively, were antidilutive and not included in the calculation of loss per share.

Note 11 - Stock-Based Compensation

The Company accounts for stock option plans under the recognition and measurement principles of Accounting principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                                    Three Months Ended                     Six Months Ended
                                                          May 31,                               May 31,
                                                   2003             2002                  2003            2002
                                               ------------     ------------          ------------     ------------
      Net income (loss) - as reported          $   (587,451)    $    447,612          $   (296,462)    $    849,931

      Deduct:
      Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects      221,938          256,622               377,097          519,792
                                               ------------     ------------          ------------     ------------
      Pro forma net income (loss)              $   (809,389)    $    190,990          $   (673,559)    $    330,139
                                               ============     ============          ============     ============


      Net income (loss) per share:
      Basic earnings (loss)
        per share - as reported                $       (.04)    $        .03          $       (.02)    $        .06
                                               ============     ============          ============     ============

      Basic earnings (loss)
        per share - proforma                   $       (.06)    $        .01          $       (.05)    $        .02
                                               ============     ============          ============     ============


      Net income (loss) per share:
      Diluted earnings (loss)
        per share - as reported                $       (.04)    $        .03          $       (.02)    $        .05
                                               ============     ============          ============     ============
      Diluted earnings (loss)
        per share - proforma                   $       (.06)    $        .01          $       (.05)    $        .02
                                               ============     ============          ============     ============

Note 12 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $0 at May 31, 2003.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - 2003 Outside Directors Equity Plan

The Company has adopted an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company's Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company's common stock in lieu of cash.

Note 14 - Commitments and Contingencies

On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by Interactive Heart Management Corp., QMed Inc.'s wholly owned subsidiary ("IHMC"), received a Demand for Arbitration of approximately $13,000,000 plus interest, of which approximately $ 6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims involve disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC is investigating the claims of Regence and the reinsurer and plans to defend its rights under the agreements and where appropriate, bring claims of its own. At this early stage, management is unable to adequately predict its outcome.

Typically, the Company's fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company's results of operations.

The Company has reinsurance contracts with provisions whereby the reinsurer has the ability to retroactively adjust premiums as the result of certain conditions being met. These adjustments are determined subsequent to the end of the policy year. As of May 31, 2003 management is not able to adequately predict what adjustments, if any, may be required under these contracts.

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business, unrelated to our patent claim against LifeMasters. Management has recorded estimates totaling approximately $230,000 for the resolution of certain of these matters.

Note 15 - Recently Issued Accounting Standards

Accounting for costs associated with exit on disposal activities. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 rescinds Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of May 31, 2003, we had contracts to provide these services to 11 health plans in 10 states covering approximately 1.1 million health plan members.

As of May 31, 2003, the Company continues to provide services in its current Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. The program is expected to begin in the fourth quarter of fiscal 2003.

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

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund and not covered by reinsurance, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates. As of May 31, 2003, based on information and data available at this time, we deferred approximately $2,300,000 related to contracts with two Regence health plans, Regence Oregon and Washington, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet. Services were provided under these Regence contracts through HeartMasters, a limited liability company whose members are IHMC and LifeMasters, an unaffiliated private company, under which IHMC provides coronary artery disease management services and Life Masters provides services for congestive heart failure. Since these contracts were performance based, HeartMasters limited its exposure under these contracts by purchasing insurance from an unaffiliated insurer in the amount of approximately $9,800,000. The deferral of approximately $2,300,000 represents fees, which may be subject to refund in excess of its share of insurance coverage. HeartMasters has submitted an estimate of claims in the amount of approximately $6,750,000 to the insurer. On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by IHMC, received a Demand for Arbitration of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims involve disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. At this early stage, management is unable to adequately predict its outcome.

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

As of May 31, 2003, approximately 56% of disease management services were derived from four health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                            Period to Period Percentage Changes
                                        For the Three Months       For the Six Months    For the Three Months   For the Six Months
                                            Ended May 31,             Ended May 31,          Ended May 31,         Ended May 31,
                                           2003      2002           2003       2002          2003 Vs. 2002         2003 Vs. 2002
                                           ----      ----           ----       ----          -------------         -------------
Revenue                                   100.0%    100.0%          100.0%     100.0%            (5.0)%                  4.6%
Cost of revenue                            48.7      38.7            45.6       39.3             19.4                   21.3
                                          -----     -----           -----      -----
Gross profit                               51.3      61.3            54.4       60.7            (20.5)                  (6.3)
Selling, general and administrative        53.7      42.2            46.7       42.1             20.9                   16.1
Research and development                    5.8       8.9             6.4        8.5            (38.1)                 (21.9)
Depreciation and amortization               3.0       1.8             2.8        1.9             57.6                   52.5
Litigation settlement                       6.9       -               3.3        -                *                      *
                                          -----     -----           -----      -----
Income (loss) from operations             (18.1)      8.4            (4.8)       8.2           (303.6)                (161.3)
Interest income                              .3       2.0              .8        1.9            (90.2)                 (55.9)
Interest expense                            (.2)      (.1)            (.2)       (.1)           203.0                   70.0
Loss in operations of joint venture         -         (.3)            -          (.5)             *                      *
Other income                                -         2.8             -          1.4              *                      *
                                          -----     -----           -----      -----
Loss before tax (provision) benefit       (18.0)     12.8            (4.2)      10.9           (233.6)                (140.1)
Income tax (provision) benefit               .3       -               -          1.8              *                      *
                                          -----     -----           -----      -----
Net income (loss)                          17.7      12.8            (4.2)      12.7           (231.2)                (134.9)
                                          =====     =====           =====      =====

* Not meaningful

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Revenue for the three-month period ended May 31, 2003 decreased approximately $176,000 or 5% over the same period in 2002. This decrease was primarily due to the termination of disease management programs under HeartMasters agreements with Regence of Oregon and Washington on January 31, 2003. These terminations resulted in the loss of approximately 445,000 members and $634,000. This decrease was partially offset by an increase in the enrolled members covered under existing disease management programs, and additional contracts with health plan customers in Arizona, Colorado and Oregon entered into since May 31, 2002 representing approximately 300,000 members and $476,000. As of May 31, 2003 and May 31, 2002, our disease management programs covered approximately 1.1 million members. At May 31, 2003, of the total health plan members under contract, we had approximately 986,000 commercial members and 150,000 Medicare+Choice members.

During the fiscal second quarter 2003, we signed a new contract to provide stroke and coronary artery disease management services with SummaCare Health Plan of northeastern Ohio, covering approximately 30,000 commercial and 13,000 senior members. Enrollment is expected to begin in during the fiscal third quarter 2003.

Since May 31, 2002, we commenced with the enrollment process for the Medicare Coordinated Care Demonstration. Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. As a result of our success in the initial enrollment stage of the project, the Center for Medicare Studies (CMS) authorized to increase the patient base by 100% with commensurate remuneration. During October 2002, CMS selected QMed, PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. - operating jointly as "Heart Partners" - to participate in a new Disease Management Demonstration Project. The program is designed to provide disease management services for congestive heart failure, including a comprehensive prescription drug plan for up to 15,000 Medicare fee-for-service beneficiaries. Enrollment is expected to commence during fiscal fourth quarter 2003.

Gross profit margins for the three-month period ended May 31, 2003 decreased to 51.3% from 61.3% in the prior year. This decrease was due to the increased costs associated with the launch of new PacifiCare contracts in Arizona, Colorado and Oregon. Salaries, travel and other direct costs are all factors in the initial implementation of any new contract. The costs will decrease as a percentage of revenue once a significant number of members are enrolled into the program.

Selling, general and administrative expenses for the three-month period ended May 31, 2003 increased approximately $308,000 or 20.9% compared to the prior year. The increase was primarily due to legal costs associated with the pending arbitration of the Regence contract of approximately $70,000, and a retroactive insurance premium of approximately $156,000. Selling, general and administrative expenses, excluding these legal fees and insurance premiums, increased approximately $82,000 or 5.6% compared to the prior year primarily due to an increase in both executive and administrative staff to meet our future needs, professional fees related to general corporate matters, and rent associated with our new corporate headquarters. As a result, selling, general and administrative expenses as a percentage of revenue increased by 11.5%, from 42.2% at May 31, 2002 to 53.7% at May 31, 2003.

Research and development expenses for the three-month period ended May 31, 2003 decreased approximately $119,000 or 38.1% compared to the prior year. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. Certain costs associated with the development of new product software are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Depreciation and amortization expenses for the three-month period ended May 31, 2003 increased approximately $37,000 or 57.6% compared to the prior year. The increase was primarily due to depreciation of new office furniture and equipment at our headquarters in Eatontown.

Litigation settlements represent costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Six Months Ended May 31, 2003 Compared to Six Months Ended May 31, 2002

Revenue for the six-month period ended May 31, 2003 increased approximately $305,000 or 4.6% over the same period in 2002. This increase was primarily due to an increase in the enrolled members covered under existing disease management programs, and contracts with health plan customers in Arizona, Colorado and Oregon entered into since May 31, 2002 representing approximately 300,000 members. This increase was partially offset by the termination of disease management programs under HeartMasters agreements with Regence of Oregon and Washington on January 31, 2003. These terminations resulted in the loss of approximately 445,000 members. As of May 31, 2003 and May 31, 2002, our disease management programs covered approximately 1.1 million members. At May 31, 2003, of the total health plan members under contract, we had approximately 986,000 commercial members and 150,000 Medicare+Choice members.

Gross profit margins for the six-month period ended May 31, 2003 decreased to 54.4% from 60.7% in the prior year. This decrease was due to the increased costs associated with the launch of new health plan contracts in Arizona, Colorado and Oregon. Salaries, travel and other direct costs are all factors in the initial implementation of any new contract. The costs will decrease as a percentage of revenue once a significant number of members are enrolled into the program.

Selling, general and administrative expenses for the six-month period ended May 31, 2003 increased approximately $453,000 or 16.1% compared to the prior year. The increase was primarily due to costs associated with the pending arbitration of the Regence contract of approximately $70,000, and a retroactive insurance premium of approximately $156,000. Selling, general and administrative expenses excluding these legal fees and insurance premiums increased approximately $227,000 or 8.1% compared to the prior year primarily due to an increase in both executive and administrative staff, professional fees related to general corporate matters, and rent associated with our new corporate headquarters. Selling, general and administrative expenses as a percentage of revenue increased by 4.6%, from 42.1% at May 31, 2002 to 46.7% at May 31, 2003.

Research and development expenses for the six-month period ended May 31, 2003 decreased approximately $124,000 or 21.9% compared to the prior year. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. Certain costs associated with the development of new product software are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing.

Depreciation and amortization expenses for the six-month period ended May 31, 2003 increased approximately $67,000 or 52.5% compared to the prior year. The increase was primarily due to depreciation of new office furniture and equipment at our headquarters in Eatontown.

Litigation settlements represent costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Liquidity and Capital Resources

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of approximately $7,808,000 at May 31, 2003 compared to working capital adjusted to reflect current classifications of approximately $8,245,000 at November 30, 2002 and ratios of current assets to current liabilities of 4.5:1 as of May 31, 2003, and 5.3:1 as of November 30, 2002. The working capital decrease of approximately $439,000 was primarily due to a net loss of approximately $296,000 and an increase in net accounts receivable of approximately $759,000. These decreases were partially offset by the proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $219,000. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of May 31, 2002 the entire $1,000,0000 was available under this credit line.

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

Material Commitments

         The following schedule summarizes our contractual cost obligation as of May 31, 2003 in the periods indicated.

                                                                     Payments Due by Period
              Contractual                --------------------------------------------------------------------------------
              Obligations                       2004         2005 - 2006      2007 - 2008    2009 and After     Total
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Long-Term Debt                               $       --    $        --        $       --        $     --     $        --
Capital Lease Obligations                        76,221         49,415                --              --         125,636
Operating Leases                                646,127         974,896          504,119              --       2,125,142
Unconditional Purchase Obligations                   --              --               --              --              --
Other Long-Term Obligations                     672,500         836,250               --              --       1,508,750
Total Contractual Cash Obligations          $ 1,394,848    $ 1,860,561        $  504,119        $     --     $ 3,759,528


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

Part II.  Other Information

Item 1.  Legal Proceedings

         We previously disclosed that we brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). The action was brought in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported SelfCare, Inc. (CV-01-3469). Subsequent to May 31, 2003, the Company reached an out of court settlement in this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 12, 2003, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on April 8, 2003, the record date of the meeting, was 14,511,070 of which 13,683,667 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

                  Michael W. Cox
                  Bruce F. Wesson
                  Jane A. Murray
                  David Feldman
                  Richard I. Levin
                  Lucia L. Quinn
                  John J. Gargana, Jr.
                  A. Bruce Campbell
                  Herbert H. Sommer

                                                                         Broker
                                         For        Against   Abstain   Non-Vote
                                         ---        -------   -------   --------
To adopt the Company's
2003 Outside Directors Equity Plan     13,190,107    337,815   155,745     -0-

To ratify the selection of the
Company's independent
certified public accountants
for the current fiscal year.           13,628,087     15,660    39,920     -0-

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  10.1     QMed, Inc. 2003 Outside Directors Equity Plan

                  10.2 Employment Agreement between the Company and Jane Murray dated April 21, 2003

                  10.3 Michael W. Cox Waiver of Salary Increase dated June 30, 2003

                  10.4     Jane Murray Waiver of Salary Increase dated
                           June 30, 2003

                  99.1     Certification pursuant to 18 U.S.C. Section 1350

                  99.2     Certification pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  1. Form 8-K dated March 21, 2003 filed March 26, 2003 reporting under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure" information relating to certain contracts.

                  2. Form 8-K dated April 14, 2003 and filed April 15, 2003 under Item 7 "Financial Statements and Exhibits" and Item 9(12) relating to a press release concerning the Company's first quarter financial results.

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

                                       QMed, Inc.



                                       By: /s/ Michael W. Cox
                                          --------------------------------------
                                          Michael W. Cox
                                          President and Chief Executive Officer


                                       By: /s/ William T. Schmitt, Jr.
                                          --------------------------------------
                                          William T. Schmitt, Jr.
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

July 15, 2003

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


         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 15, 2003



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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 15, 2003



                                                     /s/ William T. Schmitt, Jr.
                                                     ---------------------------
                                                     William T. Schmitt, Jr.
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Treasurer