Form 10-Q
period 2003-08-31
QMED INC
filed 2003-10-15
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: August 31, 2003 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to _______________

                         Commission file number: 0-11411

                                   QMed, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2468665
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

25 Christopher Way, Eatontown, New Jersey                          07724
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

                                 (732) 544-5544
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


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

The number of shares of the registrant's common stock outstanding on September 24, 2003: 14,602,607.

Part I.
Item 1.  Financial Statements

                                QMED, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          August 31, 2003          November 30,
                                                            (Unaudited)                2002
                                                          ---------------        ---------------
ASSETS
Current assets
Cash and cash equivalents                                 $     1,130,422        $     2,383,123
Investments                                                     7,289,098              6,873,491
Accounts receivable, net of
  allowances of approximately $2,000                              577,854                203,216
Inventory                                                         150,280                173,046
Prepaid expenses and other current assets                         638,729                344,667
                                                          ---------------        ---------------
                                                                9,786,383              9,977,543

Property and equipment, net                                     1,140,552              1,168,002
Product software development costs                                470,451                461,261
Accounts receivable, non-current                                1,474,674                      -
Other assets                                                      173,964                556,375
Investment in joint venture                                             -                      -
                                                          ---------------        ---------------
                                                          $    13,046,024        $    12,163,181
                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $     1,438,978        $       828,845
Leases payable, current portion                                    64,494                 46,980
Accrued salaries and commissions                                  202,378                334,642
Performance guarantee payable                                     735,223                248,156
Contract billings in excess of revenues                           102,596              1,760,620
Income taxes payable                                                8,300                 40,000
                                                          ---------------        ---------------
                                                                2,551,969              3,259,243

Leases payable - long term                                         31,342                 35,948
Contract billings in excess of revenue - long term              2,270,928                      -
                                                          ---------------        ---------------
                                                                4,854,239              3,295,191
Commitments and Contingencies
Stockholders' equity
  Common stock $.001 par value; 40,000,000 shares
    authorized; 14,624,607 and 14,506,153 shares
    issued and 14,602,607 and 14,484,153 outstanding,
    respectively                                                   14,624                 14,506
Paid-in capital                                                33,349,873             33,079,409
Accumulated deficit                                           (25,085,712)           (24,113,196)
Accumulated other comprehensive income
     Unrealized loss on securities available for sale             (11,375)               (37,104)
                                                          ---------------        ---------------
                                                                8,267,410              8,943,615

Less treasury stock at cost, 22,000 common shares                 (75,625)               (75,625)
                                                          ---------------        ---------------
Total stockholders' equity                                       8,191,785             8,867,990
                                                          ---------------        ---------------
                                                          $     13,046,024       $    12,163,181
                                                          ================       ===============


           See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                           For the Three          For the Three             For the Nine             For the Nine
                                            Months Ended            Months Ended            Months Ended             Months Ended
                                          August 31, 2003         August 31, 2002          August 31, 2003         August 31, 2002
                                          ---------------         ---------------          ---------------         ---------------
Revenue
      Disease management services          $   3,102,956           $   2,391,590            $   9,952,986           $   8,849,646
      Medical Equipment                           61,956                 100,017                  194,671                 319,997
                                           -------------           -------------            -------------           -------------
                                               3,164,912               2,491,607               10,147,657               9,169,643
                                           -------------           -------------            -------------           -------------
Cost of revenue
      Disease management services              1,699,609               1,352,792                4,809,613               3,866,293
      Medical equipment                           27,382                  47,216                  104,269                 160,200
                                           -------------           -------------            -------------           -------------
                                               1,726,991               1,400,008                4,913,882               4,026,493
                                           -------------           -------------            -------------           -------------

Gross profit                                   1,437,921               1,091,599                5,233,775               5,143,150

Selling, general and
      administrative expenses                  1,607,855               1,318,722                4,870,835               4,128,591
Research and development
      expenses                                   237,711                 305,228                  681,581                 873,389
Depreciation and amortization                    104,478                  68,309                  298,425                 195,497
Litigation settlements                                 -                       -                  230,000                       -
                                           -------------           -------------            -------------           -------------

Loss from operations                            (512,123)               (600,660)                (847,066)                (54,327)

Interest expense                                  (5,915)                 (3,982)                 (18,678)                (11,490)
Interest income                                   13,508                  56,526                   70,252                 185,252
Loss in operations of joint venture             (168,724)                (11,250)                (168,724)                (47,500)
Other income                                           -                       -                        -                  94,012
                                           -------------           -------------            -------------           -------------
(Loss) income before income                     (673,254)               (559,366)                (964,216)                165,947
      tax provision

Gain on sale of state tax benefits                                             -                                          124,618
Provision for state income taxes                  (2,800)                      -                   (8,300)                      -
                                           -------------           -------------            -------------           -------------
Net (loss) income                          $    (676,054)          $    (559,366)           $    (972,516)          $     290,565
                                           =============           =============            =============           =============

Basic (loss) income per share
      Weighted average shares
         outstanding                          14,598,155              14,479,767               14,557,235              14,412,130
                                           -------------           -------------            -------------           -------------
      Basic (loss) earnings per
         share                             $        (.05)          $        (.04)           $        (.07)          $         .02
                                           =============           =============            =============           =============



Diluted (loss) income per share
      Weighted average shares
         outstanding                          14,598,155              14,479,767               14,557,235              16,645,992
                                           -------------           -------------            -------------           -------------
      Diluted (loss) earnings per
         Share                             $        (.05)          $        (.04)           $        (.07)          $         .02
                                           =============           =============            =============           =============


                             See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (Unaudited)


                                           For the Three          For the Three             For the Nine             For the Nine
                                            Months Ended            Months Ended            Months Ended             Months Ended
                                          August 31, 2003         August 31, 2002          August 31, 2003         August 31, 2002
                                          ---------------         ---------------          ---------------         ---------------
Net (loss) income                          $    (676,054)          $    (559,366)           $    (972,516)          $     290,565

Other comprehensive income
      Unrealized gain (loss)
      on securities available
      for sale                                     3,102                  (6,558)                 (18,085)                (59,399)

      Less: reclassification
      adjustment for gains included
      in net (loss) income                        14,970                  11,439                   43,814                 (41,826)
                                           -------------           -------------            -------------           -------------

Comprehensive (loss) income                $    (657,982)          $    (554,485)           $    (946,787)          $     189,340
                                           =============           =============            =============           =============


                             See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Nine Months Ended August 31, 2003
                                                           (Unaudited)


                                                                                    Accumulated
                                                                                       Other         Common Stock
                                        Common Stock       Paid-in    Accumulated  Comprehensive   Held in Treasury
                                     Shares      Amount    Capital      Deficit        Income      Shares      Amount      Total
                                     ------      ------    -------    -----------  -------------   ------      ------      -----
Balance - November 30, 2002       14,506,153   $ 14,506 $ 33,079,409 $ (24,113,196)   $ (37,104)    22,000   $ (75,625) $ 8,867,990

Exercise of stock options and
     warrants                        117,574        117      237,046                                                        237,163

Issuance in connection with
     Directors equity plan               880          1        6,406                                                          6,407

Amortization of non-employee
     stock options                                            27,012                                                         27,012

Net loss for the nine months
     ended August 31, 2003                                                (972,516)                                        (972,516)

Change in unrealized holding
  losses On securities available
  for sale                                                                               25,729                              25,729
                                  ----------   -------- ------------ -------------    ---------     ------   ---------  -----------

Balance - August 31, 2003         14,624,607   $ 14,624 $ 33,349,873 $ (25,085,712)   $ (11,375)    22,000   $ (75,625) $ 8,191,785
                                  ==========   ======== ============ =============    =========     ======   =========  ===========


                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                   QMED, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                 For the Nine          For the Nine
                                                                 Months Ended          Months Ended
                                                               August 31, 2003       August 31, 2002
                                                               ---------------       ---------------
Cash flows from operating activities:
     Net (loss) income                                          $    (972,516)        $     290,565
                                                                =============         =============

Adjustments to reconcile net income to cash and cash
  equivalents (used in) provided by operating activities:
     Loss (gain) on sale of investments                                43,814               (41,826)
     Loss in operations of joint venture                              168,724                47,500
     Depreciation and amortization                                    298,425               195,497
     Issuance of stock  in connection with the directors
           equity plan                                                  6,407
     Amortization of non-employee stock options                        27,012                22,400
     Amortization of bond discounts and premiums                       59,482                     -
     (Increase) decrease in
         Accounts receivable                                       (1,849,312)              581,618
         Inventory                                                     22,766                10,515
         Prepaid expenses and other current assets                     80,630              (233,023)
     Increase (decrease) in
         Accounts payable and accrued liabilities                     831,633                72,084
        Contract billings in excess of revenues                       577,483             1,271,692
     Other, net                                                       (29,583)              (74,296)
                                                                -------------         -------------
     Total adjustments                                                237,481             1,852,161
                                                                -------------         -------------
                                                                     (735,035)            2,142,726
                                                                =============         =============

Cash flows from investing activities:
     Proceeds from sale of securities available for sale           11,619,056            11,273,005
     Purchases of securities available for sale                   (12,112,230)          (11,768,309)
     Capital expenditures                                            (213,584)             (700,637)
     Investment in joint venture                                            -               (47,500)
                                                                -------------         -------------
                                                                $    (706,758)        $  (1,243,441)
                                                                =============         =============

Cash flows from financing activities:
     Payments for capital leases                                      (48,071)              (40,030)
     Proceeds from issuance of common stock                           237,163             1,464,747
                                                                -------------         -------------
                                                                $     189,092         $   1,424,717
                                                                =============         =============

Net (decrease) increase in cash and cash equivalents               (1,252,701)            2,324,002
Cash and cash equivalents at beginning of period                    2,383,123               531,450
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $   1,130,422         $   2,855,452
                                                                =============         =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                   $      18,552         $      11,490
     Income taxes                                                      39,000                10,200


                     See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002.

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2003, based on information and data available, the Company has deferred approximately $2,400,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods, however, since the initial contract year reconciliation did not provide positive results, the revenue from these agreements which are estimated to be subject to refund is deferred in accordance with our revenue recognition policy. If future reconciliations provide positive results, revenue will be recorded at that time.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Revenue Recognition (Cont'd)

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, the Regence Oregon and Washington contracts terminated as of January 31, 2003. As of August 31, 2003, non-current accounts receivable includes approximately $1,500,000 for services rendered and owed on these contracts.

Note 3 - Investments in Securities

Investment in securities available-for-sale as of August 31, 2003 were as follows:

                                 Cost      Market Value   Unrealized Gain (Loss)
                                 ----      ------------   ----------------------

Corporate debt securities    $ 4,668,194   $ 4,657,945        $ (10,249)
U.S. Government short term
obligations                    2,632,279     2,631,153           (1,126)
                             -----------   -----------        ---------
                             $ 7,300,473   $ 7,289,098        $ (11,375)
                             ===========   ===========        =========

Note 4 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                           August 31, 2003     November 30, 2002
                                             (Unaudited)
                                           ---------------     -----------------
     Raw materials (component parts)        $     120,741        $     132,425
     Finished units                                29,539               40,621
                                            -------------        -------------
                                            $     150,280        $     173,046
                                            =============        =============

Note 5 - Product Software Development Costs

During the three and nine months ended August 31, 2003, the Company capitalized approximately $5,000 and $79,000, respectively, in product software development costs. These costs are amortized over a five-year useful life.

Note 6 - Patent and Deferred Legal Costs

During the quarter ended August 31, 2003, the Company reached an out of court settlement of its patent infringement claim against LifeMasters Supported SelfCare, Inc. The Settlement resolves the outstanding dispute between the parties and includes a license of one of the Company's patents. The Company has deferred all legal costs associated with this claim. The settlement also includes a reimbursement for legal costs associated with this matter. As of August 31, 2003, the Company had incurred approximately $391,000 of legal costs related to this matter of which approximately $160,000 is currently recorded in other current assets.

Note 7 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of August 31, 2003, the Company has recorded losses to date of approximately $405,000 bringing the investment in joint venture to zero.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                            August 31, 2003   November 30, 2002
                                              (Unaudited)
                                            ---------------   -----------------
Accounts payable trade                       $     157,354      $     248,862
Accrued settlement costs                           180,000                  -
Insurance premiums payable                         355,241            269,400
Fees reimbursable to health plans                   94,099              3,050
Deferred warranty revenue                           23,446             58,867
Due to joint venture                               168,724                  -
Other accrued expenses - none in excess of
  5% of current liabilities                        460,114            248,666
                                             -------------      -------------
                                             $   1,438,978      $     828,845
                                             =============      =============


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

Summarized financial information by operating segment for three and nine months ended August 31, is as follows:

                                                    Three Months Ended                    Nine Months Ended
                                                        August 31,                             August 31,
                                                   2003             2002                  2003             2002
                                               ------------     ------------          ------------     ------------
      Revenue:
         Disease management services           $  3,102,956     $  2,391,590          $  9,952,986     $  8,849,646
         Medical equipment sales                     61,956          100,017               194,671          319,997
                                               ------------     ------------          ------------     ------------
                                               $  3,164,912     $  2,491,607          $ 10,147,657     $  9,169,643
                                               ============     ============          ============     ============

      (Loss) Income before income taxes:
         Disease management services           $    (13,849)    $   (363,817)         $    881,888     $  1,148,580
         Medical equipment sales                     22,196           44,437                46,498          133,981
                                               ------------     ------------          ------------     ------------

      Total segments                           $      8,347     $   (319,380)         $    928,386     $  1,282,561

      General corporate expenses - net         $   (681,601)    $   (239,986)         $ (1,892,602)    $ (1,116,614)
                                               ------------     ------------          ------------     ------------
                                               $   (673,254)    $   (559,366)         $   (964,216)    $    165,947
                                               ============     ============          ============     ============


                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 - Earnings per Share

For the three and nine months ended August 31, 2003, the basic and diluted loss per share were the same because the assumed conversion of warrants and stock options which totaled 1,750,072 and 1,754,613 shares, respectively, were antidilutive and not included in the calculation of loss per share.

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

                                                    Three Months Ended                    Nine Months Ended
                                                         August 31,                            August 31,
                                                    2003            2002                  2003            2002
                                               ------------     ------------          ------------     ------------
      Net (loss) income - as reported          $   (676,054)    $   (559,366)         $   (972,516)    $    290,565
      Deduct:
      Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards, net of related tax effects        240,127          251,416               604,752          756,274
                                               ------------     ------------          ------------     ------------
      Pro forma net loss                       $   (916,181)    $   (810,782)         $ (1,577,268)    $   (465,709)
                                               ============     ============          ============     ============


      Net (loss) income per share:
      Basic earnings (loss)
        per share - as reported                $       (.05)    $       (.04)         $       (.07)    $        .02
                                               ============     ============          ============     ============

      Basic loss per share - proforma          $       (.06)    $       (.06)         $       (.11)    $       (.03)
                                               ============     ============          ============     ============


      Net (loss) income per share:
      Diluted earnings (loss)
        per share - as reported                $       (.05)    $       (.04)         $       (.07)    $        .02
                                               ============     ============          ============     ============

      Diluted loss per share - proforma        $       (.06)    $       (.06)         $       (.11)    $       (.03)
                                               ============     ============          ============     ============

Note 12 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $0 at August 31, 2003.

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

The Company has reinsurance contracts with provisions whereby the reinsurer has the ability to retroactively adjust premiums as the result of certain conditions being met. These adjustments are determined subsequent to the end of the policy year. As of August 31, 2003 management is not able to adequately predict what adjustments, if any, may be required under these contracts.

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. Total open commitments under these purchase orders are approximately $302,000 as of August 31, 2003.

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management has recorded estimates totaling approximately $180,000 for the resolution of one of these matters.

Note 15 - Reclassifications

Certain reclassifications have been made to prior period's financial statements in order to conform to the current year presentation.

Note 16 - Recently Issued Accounting Standards

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Recently Issued Accounting Standards (Cont'd)

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

In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, be recognized at the inception of the guarantee. The effective date for this FIN 45 is for fiscal years ending after 12/15/2002.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has
(1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

Note 17 - Subsequent Event

Subsequent to August 31, 2003 the Company entered into an agreement with a customer to replace its existing contract with a new contract to be effective no later than November 15, 2003. The agreement requires good faith negotiations towards this new contract that, when compared to the existing contract, would reduce the Company's financial exposure. As part of this agreement, the Company will remit this customer approximately $454,000, which has been charged against revenue and recorded as performance guarantee payable on the balance sheet.

If the Company and the customer are unable to come to agreement on the new contract terms, this agreement provides that the existing contract will terminate and the Company will make a payment to the customer of approximately $1.2 million.


                              ********************

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of August 31, 2003, we had contracts to provide these services to 13 health plans in 10 states covering approximately 1.2 million health plan members.

As of August 31, 2003, the Company continues to provide services in its current Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. The program is expected to begin in the fourth quarter of fiscal 2003.

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

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended August 31, 2003. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund and not covered by reinsurance, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates. As of August 31, 2003, based on information and data available at this time, we deferred approximately $2,400,000 related to contracts with two Regence health plans, Regence Oregon and Washington, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet. Services were provided under these Regence contracts through HeartMasters, a limited liability company whose members are IHMC and LifeMasters, an unaffiliated private company, under which IHMC provides coronary artery disease management services and Life Masters provides services for congestive heart failure. Since these contracts were performance based, HeartMasters limited its exposure under these contracts by purchasing insurance from an unaffiliated insurer in the amount of approximately $9,800,000. The deferral of approximately $2,400,000 represents fees, which may be subject to refund in excess of its share of insurance coverage. HeartMasters has submitted an estimate of claims in the amount of approximately $6,750,000 to the insurer. On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by

IHMC, received a Demand for Arbitration of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims involve disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. At this early stage, management is unable to adequately predict its outcome.

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

As of August 31, 2003, approximately 47% of disease management services were derived from four health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                        For the Three Months       For the Nine Months    For the Three Months   For the Nine Months
                                           Ended August 31,          Ended August 31,        Ended August 31,      Ended August 31,
                                         2003           2002       2003          2002         2003 Vs. 2002         2003 Vs. 2002
                                         ----           ----       ----          ----         -------------         -------------
Revenue                                  100.0%         100.0%     100.0%        100.0%           27.0%                  10.7
Cost of revenue                           54.6           56.2       48.4          43.9            23.4                   22.0
                                         -----          -----      -----         -----
Gross profit                              45.4           43.8       51.6          56.1            21.7                    1.8
Selling, general and administrative       40.8           52.9       48.0          45.0            21.9                   18.0
Research and development                   7.5           12.3        6.7           9.5           (22.1)                 (22.0)
Depreciation and amortization              3.3            2.7        2.9           2.1            52.9                   52.6
Litigation settlement                      -              -          2.3           -               *                      *
                                         -----          -----      -----         -----
Income (loss) from operations            (16.2)         (24.1)      (8.3)          (.6)          (14.7)              (1,459.2)
Interest income                             .4            2.3         .7           2.0           (76.1)                 (62.1)
Interest expense                           (.2)           (.2)       (.2)          (.1)           48.5                   62.6
Loss in operations of joint venture       (5.3)           (.5)      (1.7)          (.5)            *                      *
Other income                               -              -          -             1.0             *                      *
                                         -----          -----      -----         -----
Loss before tax (provision) benefit      (21.3)         (22.5)      (9.5)          1.8           (20.4)                (681.0)
Income tax (provision) benefit             (.1)           -          (.1)          -               *                      *
                                         -----          -----      -----         -----
Net income (loss)                        (21.4)         (22.5)      (9.6)          1.8           (20.9)                (434.7)

* Not meaningful

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31,
2002

Revenue for the three-month period ended August 31, 2003 increased approximately $673,000 or 27.0% over the same period in 2002. This increase was primarily due to an increase in the enrolled members covered under existing disease management programs, and an additional contract with a health plan customer in Colorado entered into since August 31, 2002 representing approximately 125,000 members and $316,000. This increase was partially offset by a approximately $454,000 related to a difference in estimated verses actual cost savings measures under a contract with a customer and market exits under an existing disease management program in California. As of August 31, 2003 and August 31, 2002, our disease management programs covered approximately 1.2 million members. At August 31, 2003, of the total health plan members under contract, we had approximately 1,006,000 commercial members and 169,000 Medicare+Choice members.

Gross profit margins for the three-month period ended August 31, 2003 increased to 45.4% from 43.8% in the prior year. This increase was primarily due to the increase in revenue of $673,000 as described above.

Selling, general and administrative expenses for the three-month period ended August 31, 2003 increased approximately $289,000 or 21.9% compared to the prior year. The increase was primarily due to an increase in both executive and administrative staff to meet our future needs, professional fees related to general corporate matters, and rent associated with our new corporate headquarters.

Research and development expenses for the three-month period ended August 31, 2003 decreased approximately $67,000 or 22.1% compared to the prior year. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing

Depreciation and amortization expenses for the three-month period ended August 31, 2003 increased approximately $36,000 or 52.9% compared to the prior year. The increase was primarily due to depreciation of new office furniture and equipment at our headquarters in Eatontown.

Nine Months Ended August 31, 2003 Compared to Nine Months Ended August 31, 2002

Revenue for the nine-month period ended August 31, 2003 increased approximately $978,000 or 10.7% over the same period in 2002. This increase was primarily due to an increase in the enrolled members covered under existing disease management programs, and a contract with health a plan customer in Colorado entered into since August 31, 2002 representing approximately 125,000 members. This increase was partially offset by of approximately $454,000 related to a difference in estimated verses actual cost savings measures under a contract with a customer and market exits under an existing disease management program in California and the termination of disease management programs under HeartMasters agreements with Regence of Oregon and Washington on January 31, 2003. These terminations resulted in the loss of approximately 445,000 members. As of August 31, 2003 and August 31, 2002, our disease management programs covered approximately 1.2 million members. At August 31, 2003, of the total health plan members under contract, we had approximately 1,006,000 commercial members and 169,000 Medicare+Choice members.

Gross profit margins for the nine-month period ended August 31, 2003 decreased to 51.6% from 56.1% in the prior year. This decrease was due to the increased costs associated with the launch of new health plan contracts in Arizona, Colorado, Texas and Ohio and the offset related to the performance guaranty described above. Salaries, travel and other direct costs are all factors in the initial implementation of any new contract. The costs will decrease as a percentage of revenue once a significant number of members are enrolled into the program.

Selling, general and administrative expenses for the nine-month period ended August 31, 2003 increased approximately $742,000 or 18.1% compared to the prior year. The increase was primarily due to costs associated with legal settlements of approximately $35,000, and a retroactive insurance premium of approximately $156,000. Selling, general and administrative expenses excluding these legal fees and insurance premiums increased approximately $551,000 or 13.3% compared to the prior year primarily due to an increase in both executive and administrative staff, professional fees related to general corporate matters, and rent associated with our new corporate headquarters.

Research and development expenses for the nine-month period ended August 31, 2003 decreased approximately $192,000 or 22.0% compared to the prior year. During the past year we have focused our efforts primarily on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system ongoing

Depreciation and amortization expenses for the nine-month period ended August 31, 2003 increased approximately $103,000 or 52.6% compared to the prior year. The increase was primarily due to depreciation of new office furniture and equipment at our headquarters in Eatontown.

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

We had working capital of approximately $7,234,000 at August 31, 2003 compared to working capital adjusted to reflect current classifications of approximately $8,245,000 at November 30, 2002 and ratios of current assets to current liabilities of 3.8:1 as of August 31, 2003, and 5.3:1 as of November 30, 2002. The working capital decrease of approximately $1,010,000 was primarily due to a net loss of approximately $973,000 and an increase in net accounts receivable of approximately $375,000. These decreases were partially offset by the proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $237,000. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2003 the entire $1,000,0000 was available under this credit line.

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

Material Commitments

         The following schedule summarizes our contractual cost obligation as of August 31, 2003 in the periods indicated.

              Contractual                                            Payments Due by Period
              Obligations
---------------------------------------- --------------------------------------------------------------------------------
                                              2004        2005 - 2006      2007 - 2008    2009 and After      Total
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Long-Term Debt                              $        --    $        --       $       --        $     --     $        --
Capital Lease Obligations                        74,000         33,000               --              --         107,000
Operating Leases                                556,000        964,000          386,000              --       1,906,000
Unconditional Purchase Obligations              302,000             --               --              --         302,000
Other Long-Term Obligations                     673,000        668,000               --              --       1,341,000
Total Contractual Cash Obligations          $ 1,605,000    $ 1,665,000       $  386,000        $     --     $ 3,656,000
---------------------------------------- --------------- --------------- ---------------- --------------- ---------------

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

CEO and CFO Certifications. The form of Certifications required of the CEO and CFO in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification) are filed as exhibits 31.1 and 31.2 of this report. This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness as of the end of each period can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 4 and 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

Part II.  Other Information

Item 1. Legal Proceedings

         We previously disclosed that we brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). The action was brought in the U.S. District Court for the District of New Jersey under the caption QMed, Inc v. LifeMasters Supported SelfCare, Inc. (CV-01-3469). During the quarter the Company reached an out of court settlement in this matter.

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

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

         10.1 Indenture of Trust Dated August 8, 2003 Between QMed, Inc. and American Stock Transfer and Trust Company.

         31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  - Section 1350.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  - Section 1350.

         (b) Form 8-K dated July 15, 2003 reporting under Item 7 "Financial Statements and Exhibits" and Item 9 relating to a press release concerning the Company's second quarter financial results.

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

October 15, 2003