Form 10-K
period 2003-11-30
QMED INC
filed 2004-03-01
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period from to


                         Commission File Number: 0-11411

                                   QMED, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             22-2468665
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

25 Christopher Way, Eatontown, New Jersey                           07724
-----------------------------------------                         ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (732) 544-5544

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to
   Section 12 (g) of the Act:               Common Stock, $.001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of May 31, 2003, the aggregate value of the registrant's voting stock held by non-affiliates was $61,744,563 (computed by multiplying the last reported sale price on May 31, 2003 ($5.89) by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

As of February 25, 2004, there were 14,673,750 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


         Documents incorporated by reference:

         Document                                          Form 10-K Reference
         --------                                          -------------------

         Portions of the Registrant's Proxy Statement             III
         for its 2004 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal Year End)

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

General
--------------------------------------------------------------------------------

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of November 30, 2003, we had contracts to provide these services to 12 health plans in 11 states covering approximately 1.2 million health plan members.

The ohms|cvd system is a comprehensive disease management system developed to utilize modern prognostic and therapeutic technologies to reduce the utilization of expensive invasive medical procedures, hospitilizations and encourage the use of preventative cardiology therapies. The system uses real-time clinical chart abstracted data, "evidence based" medical recommendations, patient monitoring and telecommunication technology. It analyzes results, generates reports, and archives data. The emphasis throughout the process is on early identification and prevention of cardiovascular events, modification of critical risk factors and the optimization of appropriate medicine. Early treatment, with emphasis on medical intervention results in an overall lowering of morbidity and mortality the associated cost of cardiovascular disease and its complications.

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

ohms|cvd Systems
--------------------------------------------------------------------------------

ohms|cvd is our medical "expert system" designed as a total disease management process for Heart Failure (HF), Coronary Artery Disease (CAD), Stroke, Diabetic cardiovascular complications, Hypertension, Hyperlipidemia and other co-morbidities utilizing "best practice" solutions in the management of these diseases and conditions. It consists of Monitor One(R) STRx, our ambulant ischemia technology, a remote on-line diagnostic center (The ohms Center), an integrated cardiology consultant practice and other patient monitoring systems. The entire system noninvasively and reliably quantifies the probable risk of a clinical event most significantly a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad(R) system, adding the capability to manage patients that have heart failure, diabetic cardiovascular complications and the risk of stroke.

All systems are evidence based, relational mechanisms, using patient descriptors which include:

        o        demographics,
        o        medical history,
        o        current medical therapy, including aspirin,
        o        lipid and hypertension profiles,
        o        obesity and lifestyle,
        o        smoking,
        o        glucose levels,
        o        ambulant ischemia,
        o        weight gain beyond set parameters
        o        rate and rhythm disturbances and other ECG abnormalities.

The systems produce clinical recommendations for the physicians tailored to an individual patient. Significantly, each individual patient's medical history inclusive of comorbidities, risk factor profile, current medication and other relevant patient specific information are entered into the systems' "best practices" database for primary and secondary prevention analysis and treatment.

The systems' centralized digital storage of each patient's iterative review affords continuous description and analysis of quantifiable results including:

        o        success of the risk stratification,
        o        proportion of patients assigned to various therapies,
        o        objective outcomes,
        o        interplay with pharmacy benefit managers
        o        physician and patient compliance.

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

Our expert medical system, ohms|cvd is an active disease and care management processes emphasizing a continuum of care, including modification of patient risk factors. Use of this system can result in important cost-effective improvements in cardiac, cerebrovascular and heart failure events, which have been verified by empirical health and cost outcomes. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes. Favorable outcomes increase our market share, decrease our economic risk and increase our product differentiation.

At November 30, 2003, we had contracts with 12 health plans to provide disease management services in multiple health plan markets in 11 states. The number of members under contract was as follows:

At November 30,                        2003            2002            2001
---------------                        ----            ----            ----
Members under contract              1,200,039        1,569,176       1,073,046

At November 30, 2003, of the 1,200,039 plan members under contract, we had 1,037,230 commercial members and 162,809 Medicare+Choice members.

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

Medicare Demonstration Projects
--------------------------------------------------------------------------------

The Centers for Medicare and Medicaid Services ("CMS") selected us to participate in two demonstration projects:

        o        Medicare Coordinated Care Demonstration ("MCCD"); and

        o        Disease Management Demonstration

CMS is a federal agency within the U.S. Department of Health and Human Services. CMS runs the Medicare and Medicaid programs -- two national health care programs that benefit about 75 million Americans. In addition, CMS runs the State Children's Health Insurance Program (SCHIP) with the Health Resources and Services Administration, a program that is expected to cover many of the approximately 10 million uninsured children in the United States. CMS also regulates all laboratory testing (except research) performed on humans in the United States. CMS, with the Departments of Labor and Treasury, helps millions of Americans and small companies get and keep health insurance coverage, and eliminate discrimination based on health status for people buying health insurance. CMS spends over $360 billion a year buying health care services for beneficiaries of Medicare, Medicaid and SCHIP. CMS:

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


PacifiCare, QMed and Alere were selected following a national competitive evaluation process. The HeartPartners program, which commenced in January 2004, is authorized for three years, and is the largest of the three projects awarded for the CMS Disease Management Demonstration. PacifiCare, QMed and Alere, will operate HeartPartners under a single, coordinated management and operational construct.

Business Strategy
--------------------------------------------------------------------------------

Our strategy is to (1) develop additional CMS contracts (including both large scale demonstrations for our full suite of interventions as well as providing other CMS demonstrations with our already successful front-end enrollment process); (2) add contracts with new health plans to provide disease management services; (3) to further develop and expand our cardiovascular disease management business within existing customers; (4) to add disease states to our platform. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management, services. We anticipate that significant investments will continue to be made during fiscal 2004 in the development of the clinical programs, the associated information technology support for these expanded initiatives and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

We anticipate that additional disease management contracts that we may sign with health plans, employer groups and governmental agencies may take one of several forms, including per member per month payments to us, some form of sharing of savings of overall enrollee healthcare cost reductions, fee for services for enrolled members, or some combination of these arrangements. We anticipate that under most contracts, some portion of our fees will be at risk and subject to our performance against financial cost savings and clinical improvements. The Company would defer revenue in those situations in which indicate the interim performance-to-date data on the contract are below performance obligations.

The settlement process under a contract, which includes the settlement of any performance-based fees and involves reconciliation of health-care claims and clinical data, is generally not completed until sometime after the end of the contract year. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company defers revenue until agreement is reached with respect to identified issues.

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

Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is one such example. We believe that our ability to obtain patient identifiable medical information for disease management purposes from health plans with which we contract is protected in federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive and may preempt federal legislation. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area, which prohibitively restricts the availability of certain critical information to us, would have a material negative impact on our disease management operations.

The disease management industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as "disease management." The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services which generally results in a lengthy sales cycle for new health plan contracts. In addition, because the industry is still relatively new and health plans have only recently entered into disease management contracts, we have a significant concentration of our revenues represented by contracts with four health plans, PacifiCare of California PacifiCare of Texas, PacifiCare of Oregon and PacifiCare of Colorado, which collectively accounted for 56% of our revenues in fiscal 2003. Until additional significant health plan contracts are signed and implemented by us, the loss or a downward restructuring of a contract with a single large health plan customer would negatively and materially impact our results of operations and financial condition. Subsequent to November 30, 2003 the company signed an disease management contract with a heath plan in the southwest covering 1.2 million lives

The disease management industry is dependent on the effective use of information technology. While we believe that our state-of-the-art technology provides us with a competitive advantage in the industry, we expect to continually invest in updating and expanding technology and, in some cases, will be required to make systems investments in advance of the generation of revenues from contracts. In addition, these system requirements expose us to technology obsolescence risks. Accordingly, we amortize our computer software and hardware over five years.

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

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plans decision to exit markets or non-renewal of contracts with their medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not had a material impact on the company's revenues or results of operations.

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

Marketing
--------------------------------------------------------------------------------

We market our disease management services to health plans, large physician practice groups, employers and governmental agencies through our sales staff. In addition to marketing through our sales staff, we promote our services at key conferences throughout the United States where potential clients are present.

A key to our success in marketing our services is the relationships we develop with providers, physicians and patients. QMed builds the critical links among them that result in superior patient outcomes and reduced costs.

We have developed a comprehensive Medicare strategy, and we project that a large portion of our future business will be in contracts with the Government. In our current Medicare Projects, our relationships with physicians has given us a key advantage in identifying patients for the projects. We will continue to promote our relationships as they are critical to patient enrollment.

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

Warranty
--------------------------------------------------------------------------------

In our medical equipment segment, we extend a standard warranty to end-users of purchased or leased devices. Extended one-year warranties are available to end-users at additional cost. Extended warranty sales represented 0.5%, 1.0%, and 1.7% of total revenue for fiscal 2003, 2002 and 2001, respectively, and are not expected to represent a significant portion of revenue in future periods.

Manufacturing
--------------------------------------------------------------------------------

We contract with electronics companies for the manufacture and sub-assembly of devices and accessories and provide these contractors with technical expertise. These devices undergo final testing and packaging at our facility located in Sag Harbor, New York. Although we have not experienced significant delays or disruptions in the assembly and delivery of its products, there can be no assurance that delays or disruptions will not occur in the future. A deterioration of our relationship with our independent contract manufacturers could subject us to substantial delays in the delivery of our products to customers. Such delays could subject us to possible cancellation of orders and the loss of certain customers.

Whenever possible, we use multiple sources of supply for components. However, we believe that there are only singular sources of supply for certain components. There is no assurance that these sources will continue to supply those parts and, if they become unavailable, we would be adversely affected. Also, there can be no assurance that our contract manufacturers will maintain an acceptable level of quality and capability for assembling the products to our specifications. We have not experienced delays in obtaining supplies which affected our ability to deliver finished goods or provide equipment used in our disease management services.

Competition
--------------------------------------------------------------------------------

We believe ohms|cvd offers a unique solution for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing management of cardiac conditions, which we consider to be competition.

We believe we have competitive advantages based on the following:

         o The entire management system and its components are proprietary and patented.

         o Our ischemia technology has been clinically validated with results appearing in several "peer reviewed" journals.

         o Health outcomes have been documented and presented at prestigious meetings, such as the American Heart Association Scientific Sessions and cost effective results appear in a peer reviewed journal.

         o We have an extensive and growing knowledgebase of how specific therapeutic modalities positively affect patients' health.

         o We have proven successes in actual implementation of our disease management system in the field that demonstrates our ability to produce faster rollouts and faster health and economic outcomes to the plan.

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

Research and Development
--------------------------------------------------------------------------------

In fiscal 2003, 2002 and 2001, we expended approximately $905,000, $1,000,000 and $757,000 respectively, for research and development. During these years, research and development was primarily focused on the development of an advanced version of the ohms|cad system and the ohms|cvd system.

We plan to continue to add new disease states to our platform, as well as enhance our existing systems and products and have budgeted approximately 10% of anticipated revenue for such development in fiscal 2004.

Patent Protection and Proprietary Information
--------------------------------------------------------------------------------

We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081) and Spain (Patent No. 547040). We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology begin expiring in 2004.

The patent laws of foreign countries may differ from those of the United States as to the patentability of our products and, accordingly the degree of protection afforded by the pendency or issuance of foreign patents may be different than the protection afforded under corresponding United States patents. There can be no assurance that patents will be obtained in foreign jurisdictions with respect to our products or that the United States patents and any foreign patents will significantly protect or be commercially beneficial.

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

HIPAA. In December 2000 and in August 2002, the Department of Health and Human Services issued final privacy regulations, pursuant to HIPAA, which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We are required to comply with certain aspects of the regulations, and we successfully implemented the necessary changes to our business operations by the regulatory compliance date of April 2003.

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

Employees
--------------------------------------------------------------------------------

We had 142 employees as of November 30, 2003, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant
--------------------------------------------------------------------------------

The following sets forth certain information concerning our executive officers as of February 25, 2004:

 Officer                       Age       Position with the Company
 -------                       ---       -------------------------
 Michael W. Cox                62    President, Chief Executive Officer and
                                     Director since February 1983.

 Jane Murray                   41    Executive Vice President, Chief Operating
                                     Officer and Director since January 1, 2002,
                                     Executive Vice President - Operations of
                                     IHMC since December 2000, various other
                                     positions with the company since 1985.

 Teri J. Kraf                  54    Senior Vice President - Program
                                     Implementation since January 1, 2002. Vice
                                     President - Strategic Development since
                                     June 1988.

 John Siegel                   47    Senior Vice President - Sales since
                                     April 17, 2001. Vice President - Field
                                     Services since 1998.

 William T. Schmitt, Jr., CPA  43    Senior Vice President, Chief Financial
                                     Officer since October 2002 and Treasurer, since October 2003

 Steven M. Vella, CPA          40    Controller since December 2003.

 Herbert H. Sommer, Esq.       46    Secretary and a Director since June 1996.

Item 2. Properties.

Our executive offices occupy approximately 21,000 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which expires in November, 2007. These facilities are used principally for administrative offices, sales training, and marketing. We lease approximately 800 square feet of space in Sag Harbor, New York, used principally for monitor repairs, assembly and quality control. We also lease approximately 800 square feet in California for sales support.

We believe our facilities are suitable and adequate to meet our present needs.

Item 3. Legal Proceedings.

We previously disclosed that we brought a patent infringement and unfair competition action against LifeMasters Supported SelfCare ("LifeMasters"). The action was brought in the U.S. District Court for the District of New Jersey under the caption QMed, Inc. v. LifeMasters Supported SelfCare, Inc. (CV-01-3469). During the year the Company reached an out of court settlement in this matter.

On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC has denied the claims of Regence and asserted counter claims. In addition, Heartmasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. Initially, the company sued over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

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

Fiscal Year Ended November 30, 2003                  High              Low

First Quarter                                    $     7.43       $     4.85
Second Quarter                                         7.75             5.50
Third Quarter                                          8.38             5.85
Fourth Quarter                                        10.23             6.03

Fiscal Year Ended November 30, 2002                  High              Low

First Quarter                                    $    15.56       $     9.98
Second Quarter                                        13.12             8.20
Third Quarter                                          9.65             5.65
Fourth Quarter                                         8.80             5.16

(b)      Approximate Number of Holders of Common Stock

As of February 25, 2004, the Company's common stock was held of record by 287 persons. Based upon requests from record holders for additional materials for our 2003 annual meeting, we believe that there are at least 3,000 beneficial holders of our common stock. On February 25, 2004, the closing price reported was $10.60.

(c)      Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

(d)      Equity Compensation Plans

Information about our equity compensation plans required by this item will be set forth in our definitive proxy statement, which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

(e)      Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

                                                          For the Years Ended November 30,
                                          2003              2002           2001           2000            1999
                                     -------------     -------------  -------------  -------------   -------------
Results of Operations
Net sales                            $  12,899,361     $  12,744,754  $   8,021,634  $   2,872,205   $   2,040,520

Cost of sales                            6,726,867         5,607,563      3,300,526      1,424,779       1,167,020
                                     -------------     -------------  -------------  -------------   -------------
Gross profit                             6,172,494         7,137,191      4,721,108      1,447,426         873,500

Selling, general and
 administrative expenses                 6,875,834         5,789,730      5,424,183      3,045,052       2,319,277
Provision for uncollectible
 accounts                                                                                                   74,148

Research and development expenses          905,360           999,985        757,355        524,275         571,449
Debt conversion expense                                                                     38,623         737,135

Litigation settlement                      230,000                 -              -              -               -
                                     -------------     -------------  -------------  -------------   -------------
Income (Loss) from operations           (1,838,700)          347,476     (1,460,430)    (2,160,524)     (2,828,509)

Interest expense                           (25,595)           (9,173)       (16,517)       (33,168)       (143,891)
Interest income                             90,418           220,014        232,607        133,668          68,126
Loss in operations of joint venture       (362,499)          (47,500)       (42,500)      (146,146)              -


Other income                                     -           104,444         24,180         15,406               -
                                     -------------     -------------  -------------  -------------   -------------

Income (loss) before income tax
 benefit (provision)                    (2,136,376)          615,261     (1,262,660)    (2,190,766)     (2,904,274)

Gain on sale of state tax benefits               -           129,885        219,603        309,256               -

Provision for state income taxes           (15,000)          (40,000)             -              -               -
                                     -------------     -------------  -------------  -------------   -------------
Net income (loss)                       (2,151,376)          705,146     (1,043,057)    (1,881,510)     (2,904,274)

Other comprehensive income (loss)
Unrealized gain (loss) on
 securities available for sale             (14,725)          (69,617)        32,513              -               -

Reclassification adjustment for
 gains included in net income               44,830           (59,598)             -              -               -
                                     -------------     -------------  -------------  -------------   -------------

Comprehensive income (loss)          $  (2,121,271)    $     575,931  $  (1,010,544) $  (1,881,510)  $  (2,904,274)
                                     =============     =============  =============  =============   =============
Per Share Data

Net income (loss) per share -
     Basic                           $        (.15)    $         .05  $        (.08) $        (.15)  $        (.25)
                                     =============     =============  =============  =============   =============
     Diluted                         $        (.15)    $         .04  $        (.08) $        (.15)  $        (.25)
                                     =============     =============  =============  =============   =============


Balance Sheet Data (at end of periods)

Working capital                      $   6,151,367     $   6,718,300  $   5,749,732  $   2,009,012   $     691,668

Total assets                         $  12,918,311     $  12,163,181  $   8,167,511  $   3,390,428   $   1,966,050

Total liabilities                    $   5,870,129     $   3,295,191  $   1,472,990  $     739,145   $     824,261

Stockholders' equity                 $   7,048,182     $   8,867,990  $   6,694,521  $   2,651,283   $   1,141,789

Selected Quarterly Financial Data (Unaudited)

                                                  For the Quarters Ending 2003
                                                  ----------------------------
                              February 28,       May 31,     August 31,     November 30,       Total
                              ------------       -------     ----------     ------------       -----
Net sales                     $  3,666,044    $  3,316,701  $  3,164,912    $  2,751,704   $ 12,899,361
Gross profit                     2,071,551       1,685,985     1,423,309         991,649      6,172,494
Net income (loss)                  290,989        (587,451)     (676,054)     (1,178,860)    (2,151,376)
Income (loss) per share                .02            (.04)         (.05)           (.08)          (.15)
                                                  For the Quarters Ending 2002
                                                  ----------------------------
                              February 28,       May 31,     August 31,     November 30,       Total
                              ------------       -------     ----------     ------------       -----
Net sales                     $  3,185,715    $  3,492,321  $  2,491,607    $  3,575,111   $ 12,744,754
Gross profit                     1,893,859       2,123,879     1,074,123       2,045,330      7,137,191
Net income (loss)                  402,319         447,612      (559,366)        414,581        705,146
Income (loss) per share                .03             .03          (.04)            .03            .05

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

Overview
--------------------------------------------------------------------------------

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("HF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid primary health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of November 30, 2003, we had contracts to provide these services to 12 health plans in 11 states covering approximately 1.2 million health plan members.

Our disease management program is for members identified as being at high risk for significant and costly episodes of care. The program is supported by technology that is designed to deliver the best clinical and financial outcomes to our customers.

Currently we are under contract to provide services in two Medicare demonstration project and to 11 health plans nationwide.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

         o our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;
         o our ability to execute new contracts for health plan disease management services;
         o the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
         o our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;
         o        the ability of our health plan customers to provide timely and accurate data that is essential to the operation and
                  measurement of our performance under the terms of our health plan contracts;
         o our ability to resolve favorably contract billing and interpretation issues with our health plan customers;
         o our ability to effectively integrate new technologies into our care management information technology platform;
         o our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our health plan operations and financing or insurance to support our performance under new health plan contracts;
         o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("HF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
         o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
         o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
         o        the impact of future state and federal healthcare legislation and regulations on our ability to deliver services;
         o        the financial health of our customers and their willingness to purchase our services;
         o        the impact of litigation or arbitration;
         o        general economic conditions.

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for member retroactivity and a shortfall in performance. We adjust or defer revenue for contracts where we believe that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates. As of November 30, 2003, based on information and data available at this time, we deferred approximately $2,270,000 related to contracts with two Regence health plans, Regence Oregon and Washington, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet. Services are provided under these Regence contracts through HeartMasters, a limited liability company whose members are IHMC and LifeMasters, an unaffiliated private company, under which we provide coronary artery disease management services and Life Masters provides services for congestive heart failure. Since these contracts are performance based, HeartMasters has limited its exposure under these contracts by purchasing insurance from an unaffiliated insurer in the amount of approximately $9,800,000. The deferral of approximately $1,800,000 represents fees in excess of its share of insurance coverage. HeartMasters has submitted an estimate of claims in the amount of approximately $6,750,000 to the insurer and the claims are currently under review by the insurer.

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

The settlement process under a contract, which includes the settlement of any performance-based fees and involves reconciliation of health-care claims and clinical data, is generally not completed until sometime after the end of the contract year. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company defers revenue until agreement is reached with respect to identified issues.

We believe these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although these contracts are multi-year agreements, since both parties have been unable to reach a resolution on certain modifications to the contracts, the Regence Oregon and Washington contracts terminated as of January 31, 2003.

During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues. During fiscal 2002, the same two health plans as in 2001 each comprised more than 10% of the Company's revenues. One of these contracts terminated as of January 31, 2003, which represented approximately 28% of our membership.

Income Taxes

As part of the process of preparing consolidated financial, statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the period in which such determination is made.

Health Plan Contracts

Most of our revenues in Fiscal 2001 through 2003 were generated from programs designed to assist health plans in improving the quality of care for health plan members with diseases such as coronary artery disease, stroke, heart failure, hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These programs are designed to improve care and to reduce healthcare costs. We anticipate that a substantial portion of our future revenue growth will continue to result from providing disease management services to health plans. We also believe that a greater portion of our future revenue will be from contracts with CMS.

We first introduced a coronary artery disease program with a medical group in 1995. Since that time, we added heart failure, stroke, hypertension, hyperlipidemia and the cardiovascular complications of diabetes to our program. During fiscal 2001, we were awarded a Medicare Coordinated Care Demonstration project, which is designed to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. Enrollment of patients under this program began in Fiscal 2002. During fiscal 2002, we received an accreditation by the National Committee on Quality Assurance. In October 2002, we, together with two other entities, were selected to participate in a disease management program for the Centers for Medicare and Medicaid Services. The program commenced in January of 2004.

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

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plans decision to exit markets or non-renewal of contracts with their medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not had a material impact on the company's revenues or results of operations.

During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues. During fiscal 2002, the same two health plans as in 2001 each comprised more than 10% of the Company's revenues. One of these contracts terminated as of January 31, 2003, which represented approximately 28% of our membership.

Our strategy is to develop additional CMS contracts, business contracts with health plans to provide disease management services and to further develop and expand our cardiovascular disease management business. We anticipate that we will utilize our state-of-the-art medical information technologies to gain a competitive advantage in delivering disease management services. We anticipate that significant investments will continue to be made during fiscal 2004 in the development of the clinical programs, the associated information technology support for these expanded initiatives, and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

We anticipate that additional disease management contracts that we may sign with health plans, employer groups and governmental agencies may take one of several forms, including per member per month payments to us, some form of shared savings of overall enrollee healthcare costs, fee for services for enrolled members, or some combination of these arrangements. We anticipate that under most contracts, some portion of our fees will be at risk and subject to our performance against financial cost savings and clinical improvements. When appropriate we will defer a portion of this revenue.

Recent Accounting Pronouncements

Refer to note 1 in the accompanying consolidated financial statements

Results of Operations
--------------------------------------------------------------------------------

The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company's Consolidated Statements of Operations.

                                                                                                   Period-to-Period
                                                                                                       % Changes
                                                          % Form Year Ended                        -----------------
                                                              November 30,                        2003          2002
                                                          ------------------                       vs.           vs.
                                                     2003         2002         2001               2002          2001
                                                     ----         ----         ----               ----          ----
Revenue                                             100.0%       100.0%       100.0%               1.2%         58.9%
Cost of revenue                                      52.1         44.0         41.1               20.0          69.9
Gross Profit                                         47.9         56.0         58.9              (13.5)         51.2
Selling general and administrative                   53.3         45.4         67.6               18.8           6.7
Research and development                              7.0          7.8          9.4               (9.5)         32.0
Litigation settlement                                 1.8           -            -                  *             *
Loss (income) from operations                       (14.3)         2.7        (18.2)                *             *
Interest expense                                     (0.2)        (0.1)        (0.2)             179.0         (44.5)
Interest income, net                                  0.7          1.7          2.9              (58.9)         (5.4)
Loss on operations of joint venture                  (2.8)        (0.4)        (0.5)                *           11.8
Other income                                           -           0.8          0.3                 *             *
(Loss) income before tax (provision) benefit
                                                    (16.6)         4.8        (15.7)                *             *
Gain on sale of tax benefit                            -           1.0          2.7                 *             *
Income tax (provision) benefit                       (0.1)        (0.3)          -               (62.5)           *
Net (loss) income                                   (16.7)         5.5        (13.0)                *             *


* Not meaningful

Fiscal 2003 Compared to Fiscal 2002
--------------------------------------------------------------------------------

Revenue for fiscal 2003 increased approximately $155,000 or 1.2% over fiscal 2002.This increase consists of approximately $5.8 million of additional revenue related to expansion of existing contracts and a new contract entered into during fiscal 2003. This increase was offset by a reduction of revenue of approximately $4.7 million related to market exits under an existing disease management program in California and the termination of disease management programs under HeartMasters agreements with Regence of Oregon and Washington, and approximately $0.8 million related to a difference in estimated verses actual cost savings measures under a contract with a customer.

Gross profit margins for fiscal 2003 decreased to 47.9% from 56.0% for fiscal 2002. This decrease was due to the increased costs associated with our expansion into new market places related to new contracts and the difference in estimated verses actual cost savings measures under a contract with a customer described above. Salaries, travel and other direct costs are all factors in the initial implementation related to any new market and contract. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for fiscal 2003 increased approximately $1,086,000 or 18.8% compared to fiscal 2002. The increase was included costs associated with a retroactive insurance premium of approximately $156,000. Selling, general and administrative expenses, excluding this insurance premium, increased approximately $930,000 or 16.1% compared to the prior year primarily due to an increase in both executive and administrative staff, professional fees related to general corporate matters and office rent and depreciation associated with new office furniture and equipment at our new headquarters in Eatontown..

Research and development expenses for fiscal 2003 decreased approximately $95,000 or 9.5% compared to fiscal 2002. During the past year we have continued to focus our efforts on the development of new, advanced software programs to help us better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Litigation settlements represent costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Loss on operations of joint venture for fiscal 2003 was generated primarily from legal fees associated the arbitration between Regence of Washington and Oregon and HeartMasters LLC.

Our effective tax rate for fiscal 2003 is a negative 0.7%. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets. Current period income tax expense of $15,000 represents minimum state tax liabilities.

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

Cost of revenue for fiscal 2002 increased $2.3 million or 70% compared to fiscal 2001 primarily due to higher staffing levels associated with the increases in enrollment of our health plan members, associated travel costs, physician's fees and related expenses. Cost of revenue as a percentage of total revenue increased to 44.0% in fiscal 2002 from 41.1% in fiscal 2001. This increase was primarily due to the costs associated with the staffing and continued enrollment of members in Regence of Oregon and Washington during fiscal 2002 where revenues from these contracts were not being recognized. We anticipate that the cost of revenue for fiscal 2003 will increase over fiscal 2002 due to the implementation of the CMS (Medicare) contract, where revenue will lag implementation costs by several months.

Selling, general and administrative costs in fiscal 2002 increased by approximately $366,000 or 6.7% compared to fiscal 2001 primarily due to increased administrative staff to support our overall growth. Selling general and administrative expenses as a percentage of revenue decreased from 67.6% in fiscal 2001 to 45.4% in fiscal 2002 primarily due to our ability to leverage our selling, general and administrative expenses as a result of the growth in our health plan operations.

Research and development expenses for fiscal 2002 increased by approximately $243,000 or 32.0% compared to fiscal 2001. During the past year we have focused our efforts primarily on the development of new, advanced software programs to enable us to better identify, locate and evaluate patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, security and information technology. We intend to continue to improve and expand the capabilities of our systems ongoing.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

To date, our principal sources of working capital have been provided by proceeds from public and private placements of securities and the sale of certain assets. Since our inception, sales of securities and assets have generated approximately $31,000,000 less applicable expenses.

We had working capital of $6,151,000 at November 30, 2003 compared to $6,718,000 at November 30, 2002 and ratios of current assets to current liabilities of 2.7:1 as of November 30, 2003 and 3.1:1 as of November 30, 2002. During fiscal 2003, the Company reclassified certain account receivable and contract billings in excess of revenues to non current assets and liabilities. Had the original classification of these balances been non current assets and liabilities in the November 30, 2002 balance sheet the working capital would have been $8,245,000 with a ratio of current assets to current liabilities of 5.3:1.The adjusted working capital decrease of approximately $2.1 million was primarily due to the net loss of approximately $2.2 million and an increase in contract billings in excess of revenue of approximately $1.7 million. These decreases were partially offset by the an increase in accounts receivable of $1.3 million and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $0.2 million. In September 2001 we entered into a $1,000,000 line of credit agreement with First Union National Bank. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of November 30, 2003 the entire $1,000,000 was available under this credit line.

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

Material Commitments
--------------------------------------------------------------------------------

The following schedule summarizes our contractual cost obligation as of November 30, 2003 in the periods indicated.

                                                                    Payments Due by Period

             Contractual               ---------------- ------------------- ---------------- --------------- ------------
             Obligations                    Total        Less than 1 year      1-3 years       4-5 years     After 5 years
-------------------------------------- ---------------- ------------------- ---------------- --------------- --------------
Long-Term Debt                            $          -      $          -       $          -    $         -   $         -
Capital Lease Obligations                      132,000            84,000             48,000              -             -
Operating Leases                             1,722,000           519,000            957,000        246,000             -
Unconditional Purchase Obligations             298,000           298,000                  -              -             -
Other Long-Term Obligations                  1,231,000           706,000            525,000              -             -
Total Contractual Cash Obligations        $  3,383,000      $  1,607,000       $  1,530,000    $  246,000    $         -
-------------------------------------- ---------------- ------------------- ---------------- --------------- --------------

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

Need for Additional Capital. As of November 30, 2003, we had approximately $7,852,000 cash and short-term investments. Nevertheless, our future success is highly dependent upon our continued access to capital markets, which we believe are necessary for the continued support of our growth. In the event we are unable to maintain access to our existing financing sources, or obtain other sources of financing, there would be a material adverse effect on our business, financial position and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Attached.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of the Company's Disclosure Controls and Internal Controls. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by the Annual Report. This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures"
section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance organization and by our independent auditors in connection with their audit and review activities.

The overall goals o these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting. This information was important both for the Controls Evaluation generally and because item 5 of the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above at the end of the period covered by this Annual Report, our Disclosure Controls are effective to provide reasonable assurance that material information relating to QMed and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

                           QMED, INC. AND SUBSIDIARIES

                               For the Years Ended
                           November 30, 2003 and 2002



                                                                        Page
                                                                        ----

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

Notes to Consolidated Financial Statements                           F-7 - F-25

                          Independent Auditors' Report


Board of Directors
QMed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended November 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly in all material respects the financial position of QMed, Inc. and Subsidiaries as of November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended November 30, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                            /s/ Amper, Politziner & Mattia, P.C.


                                            AMPER, POLITZINER & MATTIA, P.C.

January 23, 2004
Edison, New Jersey

                                                   QMED, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets
                                                          November 30,

                                                             Assets

                                                                                                 2003                2002
                                                                                           ---------------     ---------------
Current assets
    Cash and cash equivalents                                                              $     1,638,271     $     2,383,123
    Investments in securities                                                                    6,213,825           6,873,491
    Accounts receivable, net of allowance for
     doubtful accounts of $2000                                                                  1,315,021             203,216
    Inventory                                                                                      146,239             173,046
    Prepaid expenses and other current assets                                                      392,783             344,667
                                                                                           ---------------     ---------------
                                                                                                 9,706,139           9,977,543

Property and equipment, net of accumulated depreciation                                          1,133,419           1,168,002
Product software development costs, net                                                            441,020             461,261
Accounts receivable, non-current                                                                 1,474,674                   -
Other assets                                                                                       163,059             556,375
Investment in joint venture                                                                             -                    -
                                                                                           ---------------     ---------------
                                                                                           $    12,918,311     $    12,163,181
                                                                                           ===============     ===============


                                              Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                               $       975,724     $       766,928
    Lease payable, current portion                                                                  73,463              46,980
    Accrued salaries and commissions                                                               565,524             334,642
    Fees reimbursable to health plans                                                              182,359               3,050
    Performance guarantee payable                                                                        -             248,156
    Contract billings in excess of revenues                                                      1,717,657           1,760,620
    Deferred warranty revenue                                                                       33,235              58,867
    Income taxes payable                                                                             6,810              40,000
                                                                                           ---------------     ---------------
                                                                                                 3,554,772           3,259,243
Leases payable, long term                                                                           44,429              35,948
Contract billings in excess of revenue, long term                                                2,270,928                   -
                                                                                           ---------------     ---------------
                                                                                                 5,870,129           3,295,191
                                                                                           ---------------     ---------------
Commitments and contingencies

Stockholders' equity
    Common stock, $.001 par value, 40,000,000 shares
     authorized, 14,627,384 and 14,506,153 shares issued
     14,605,384 and 14,484,153 outstanding, respectively                                            14,627              14,506
    Paid-in capital                                                                             33,380,751          33,079,409
    Accumulated deficit                                                                        (26,264,572)        (24,113,196)
    Accumulated other comprehensive income
      Unrealized (losses) gains on securities available for sale                                    (6,999)            (37,104)
                                                                                           ---------------     ---------------
                                                                                                 7,123,807           8,943,615

    Less treasury stock at cost, 22,000 common shares                                              (75,625)            (75,625)
                                                                                           ---------------     ---------------
      Total stockholders' equity                                                                 7,048,182           8,867,990
                                                                                           ---------------     ---------------
                                                                                           $    12,918,311     $    12,163,181
                                                                                           ===============     ===============


                                  See accompanying notes to consolidated financial statements.
                                                               F-2

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                For the Years Ended November 30,


                                                                        2003                  2002                   2001
                                                                   --------------        --------------        --------------
Sales
    Disease management services                                    $   12,650,406        $   12,324,877        $    7,534,931
    Medical equipment                                                     248,955               419,877               486,703
                                                                   --------------        --------------        --------------
                                                                       12,899,361            12,744,754             8,021,634
                                                                   --------------        --------------        --------------
Cost of sales
    Disease management services                                         6,534,116             5,392,550             3,017,380
    Medical equipment                                                     192,751               215,013               283,146
                                                                   --------------        --------------        --------------

Cost of sales                                                           6,726,867             5,607,563             3,300,526
                                                                   --------------        --------------        --------------

Gross profit                                                            6,172,494             7,137,191             4,721,108

Selling, general and administrative expenses                            6,875,834             5,789,730             5,424,183
Research and development expenses                                         905,360               999,985               757,355
Litigation settlement                                                     230,000                     -                     -
                                                                   --------------        --------------        --------------
(Loss) income from operations                                          (1,838,700)              347,476            (1,460,430)

Interest expense                                                          (25,595)               (9,173)              (16,517)
Interest income, net                                                       90,418               220,014               232,607
Loss in operations of joint venture                                      (362,499)              (47,500)              (42,500)
Other income                                                                    -               104,444                24,180
                                                                   --------------        --------------        --------------

(Loss) income before income tax benefit (provision)                    (2,136,376)              615,261            (1,262,660)

    Gain on sale of state tax benefits                                          -               129,885               219,603
    Provision for state income taxes                                     (15,000)               (40,000)                    -
                                                                   --------------        --------------        --------------

Net (loss) income                                                  $   (2,151,376)       $      705,146        $   (1,043,057)
                                                                   ==============        ==============        ==============

Basic (loss) income per share
    Weighted average shares outstanding                                14,568,781            14,433,922            13,866,216
                                                                   ==============        ==============        ==============

    Basic (loss) earnings per share                                $         (.15)       $          .05        $         (.08)
                                                                   ==============        ==============        ==============

Diluted (loss) income per share
    Weighted average shares outstanding                                14,568,781            16,587,169            13,866,216
                                                                   ==============        ==============        ==============

    Diluted (loss) earnings per share                              $         (.15)       $          .04        $         (.08)
                                                                   ==============        ==============        ==============


                                  See accompanying notes to consolidated financial statements.
                                                               F-3

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income
                                                For the Years Ended November 30,


                                                                        2003                   2002                   2001
                                                                  --------------          --------------        --------------
Net (loss) income                                                 $   (2,151,376)         $      705,146        $   (1,043,057)

Other comprehensive (loss) income
    Unrealized (loss) gain on securities
     available for sale                                                  (14,725)                (69,617)               32,513


    Reclassification adjustment for losses
     (gains) included in net (loss) income                                44,830                 (59,598)                    -
                                                                  --------------          --------------        --------------
Comprehensive (loss) income                                       $   (2,121,271)         $      575,931        $   (1,010,544)
                                                                  ==============          ==============        ==============



                                  See accompanying notes to consolidated financial statements.
                                                               F-4

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Equity
                                                For the Years Ended November 30,



                                                                                     Accumulated     Common Stock
                                      Common Stock                                      Other       Held in Treasury
                                  --------------------   Paid-in       Accumulated  Comprehensive   -----------------
                                    Shares     Amount     Capital        Deficit       Income       Shares    Amount       Total
                                  ----------  --------  ------------  ------------   ---------      ------   --------   -----------
Balances - November 30, 2000      12,846,631  $ 12,846  $ 26,489,347  $(23,775,285)  $       -      22,000   $(75,625)  $ 2,651,283

 Exercise of stock options
  and warrants                       532,269       532       868,890             -           -           -          -       869,422

 Sale of stock to Galen
  Associates for cash                796,813       797     3,954,361             -           -           -          -     3,955,158

 Stock compensation expense                -         -       199,334             -           -           -          -       199,334

 Amortization of non-employee
  options                                  -         -        29,868             -           -           -          -        29,868

 Net loss                                  -         -             -    (1,043,057)          -           -          -    (1,043,057)

 Unrealized holding gains on
  securities available for sale            -         -             -             -      32,513           -          -        32,513
                                  ----------  --------  ------------  ------------   ---------      ------   --------   -----------
Balances - November 30, 2001      14,175,713    14,175    31,541,800   (24,818,342)     32,513      22,000    (75,625)    6,694,521

 Exercise of stock options
  and warrants                       330,440       331     1,507,741             -           -           -          -     1,508,072

 Amortization of non-employee
  stock options                            -         -        29,868             -           -           -          -        29,868

 Net income                                -         -             -       705,146           -           -          -       705,146

 Unrealized holding losses on
  securities available for sale            -         -             -             -     (69,617)          -          -       (69,617)
                                  ----------  --------  ------------  ------------   ---------      ------   --------   -----------
Balances - November 30, 2002      14,506,153    14,506    33,079,409   (24,113,196)    (37,104)     22,000    (75,625)    8,867,990

 Exercise of stock options           119,401       119       247,581             -           -           -          -       247,700

 Issuance in connection with
  directors equity plan                1,830         2        12,811             -           -           -          -        12,813

 Amortization of non-employee
  stock options                            -         -        40,950             -           -           -          -        40,950

 Net loss                                  -         -             -    (2,151,376)          -           -          -    (2,151,376)

 Unrealized holding losses on
  securities available for sale            -         -             -             -      30,105           -          -        30,105
                                  ----------  --------  ------------  ------------   ---------      ------   --------   -----------
Balances - November 30, 2003      14,627,384  $ 14,627  $ 33,380,751  $(26,264,572)  $  (6,999)     22,000   $(75,625)  $ 7,048,182
                                  ==========  ========  ============  ============   =========      ======   ========   ===========



                                  See accompanying notes to consolidated financial statements.
                                                               F-5

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                For the Years Ended November 30,


                                                                             2003                2002                2001
                                                                        --------------      --------------      --------------
Cash flows from operating activities
   Net (loss) income                                                    $   (2,151,376)     $      705,146      $   (1,043,057)
                                                                        --------------      --------------      --------------
   Adjustments to reconcile net loss to
    net cash (used) by operating activities
     Loss (gain) on sale of investments                                         44,830             (59,598)            (24,180)
     Loss in operations of joint venture                                       362,499              47,500              42,500
     Depreciation and amortization                                             404,180             258,179             272,601
     Stock compensation expense                                                 12,813                   -             199,334
     Amortization of non-employee stock options                                 40,950              29,868              29,868
     Amortization of bond discounts and premiums                               100,921                   -                   -
      (Increase) decrease in
       Accounts receivable                                                  (2,586,479)            682,813            (800,612)
       Inventory                                                                26,807               5,340              10,277
       Prepaid expenses and other current assets                               326,576            (184,880)             (5,002)
     Increase (decrease) in
       Accounts payable and accrued liabilities                                205,905             402,958             485,071
       Contract billings in excess of revenues                               2,202,333           1,380,130             315,475
       Other                                                                   (25,297)            (35,270)              2,573
                                                                        --------------      --------------      --------------
Total adjustments                                                            1,116,038           2,527,040             527,905
                                                                        --------------      --------------      --------------
                                                                            (1,035,338)          3,232,186            (515,152)
                                                                        --------------      --------------      --------------

Cash flows from investing activities
   Proceeds from sale of securities available for sale                      15,701,735          16,933,028           8,399,747
   Purchase of securities available for sale                               (15,157,716)        (18,380,248)        (12,213,094)
   Capital expenditures                                                       (237,983)         (1,353,836)           (516,967)
   Proceeds from sale of investments                                                 -                   -              85,000
   Investment in joint venture                                                (197,572)            (47,500)            (42,500)
                                                                        --------------      --------------      --------------
                                                                               108,464          (2,848,556)         (4,287,814)
                                                                        --------------      --------------      --------------
Cash flows from financing activities
   Net proceeds from issuance of common
    stock and put options                                                      247,700           1,508,072           4,824,580
   Payments on capital leases                                                  (65,678)            (40,029)            (66,701)
                                                                        --------------      --------------      --------------
                                                                               182,022           1,468,043           4,757,879
                                                                        --------------      --------------      --------------

Net change in cash and cash equivalents                                       (744,852)          1,851,673             (45,087)

Cash and cash equivalents - beginning                                        2,383,123             531,450             576,537
                                                                        --------------      --------------      --------------

Cash and cash equivalents - ending                                      $    1,638,271      $    2,383,123      $      531,450
                                                                        ==============      ==============      ==============

Supplemental disclosure of cash paid
   Interest                                                             $       25,469      $        9,173      $       16,517
   Income taxes                                                         $       48,190      $       10,572      $       10,112


Non-cash investing and financing activities:
On January 8, 2001, the Company received a note receivable in the amount of $91,059 from an employee for the exercise of stock options. The note was paid on August 29, 2001.

                                  See accompanying notes to consolidated financial statements.
                                                               F-6

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies
         -------------------------------
         Nature of Business
         ------------------
         QMed, Inc. (the "Company") operates in two industry segments: disease-management services and medical equipment sales. The majority of the Company's operations consist of the operations of Interactive Heart Management Corp. ("IHMC"), the Company's wholly owned subsidiary. The Company and IHMC provide disease management services to health plans nationwide.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         ---------------------------------------------
         Comprehensive Income
         --------------------
         Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

         Financial Instruments
         ---------------------
         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2003, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2003, based upon current rates for the same or similar instruments.

         Product Software Development Costs

         The Company recognizes Product Software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed, which is five years.

         Revenue Recognition- Disease Management
         ---------------------------------------
         The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         ---------------------------------------------
         Revenue Recognition - Disease Management- (continued)
         -----------------------------------------------------
         with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

         The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2003, based on information and data available, the Company has deferred approximately $4,000,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

         The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. Although the majority of contracts entered into by the company are multi-year agreements, the Regence Oregon and Washington contracts terminated early, as of January 31, 2003. As of November 30, 2003, non-current accounts receivable includes approximately $1,500,000 for services rendered and owed on the Regence Oregon and Washington contracts.

         During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal years ended November 30, 2002, and 2001, approximately 47% and 67%, respectively, of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         ---------------------------------------------
         Revenue Recognition - Medical Equipment
         ---------------------------------------
         Revenue is recognized on equipment sales when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to them at the time of shipment. For the years ended November 30, 2003, 2002 and 2001, there have been no sales returns or allowances.

         During 2003, 2002 and 2001, the Company sold extended one-year service warranty contracts to customers. Revenue on one-year warranty contracts is recognized on a straight-line basis over the life of the contract.

         Earnings (Loss) Per Share
         -------------------------
         Earnings (loss) per share is reported under SFAS No. 128 "Earnings per Share". The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings
         (loss) per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

         Stock Based Compensation
         ------------------------
         The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, no compensation expense has been recognized in connection with the issuance of stock options.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           2003             2002              2001
                                                       ------------     ------------      ------------
         Net (loss) income, as reported                $ (2,151,376)    $    705,146      $ (1,043,057)

         Deduct: Total stock-based
         employee compensation
         expense determined under
         fair value based method for all
         awards, net of related tax
         effects                                           (887,469)        (982,234)         (606,498)
                                                       ------------     ------------      ------------

         Pro forma net (loss) income                   $ (3,038,845)    $   (277,088)     $ (1,649,555)
                                                       ============     ============      ============

         Weighted average common
           shares outstanding                            14,568,781       14,433,922         13,866,216

         Dilutive effect of stock options and
           warrants                                               -        2,153,247                  -
                                                       ------------     ------------      ------------

         Diluted shares outstanding                      14,568,781       16,587,169        13,866,216
                                                       ============     ============      ============

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         ---------------------------------------------
         Stock Based Compensation - (continued)
         --------------------------------------

                                                            2003             2002              2001
                                                       ------------     ------------      ------------
         (Loss) earning per share:

         Basic, as reported                               $ (.15)           $  .05           $ (.08)
                                                          ======            ======           ======
         Basic, pro forma                                 $ (.21)           $ (.02)          $ (.12)
                                                          ======            ======           ======
         Diluted, as reported                             $ (.15)           $  .04           $ (.08)
                                                          ======            ======           ======
         Diluted, pro forma                               $ (.21)           $ .(02)          $ (.12)
                                                          ======            ======           ======

         Potentially dilutive options and warrants to purchase 1,792,896 shares and 3,340,345 shares of the common stock were outstanding as of November 30, 2003 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 287,440, 31,000 and 173,546 shares of common stock were outstanding as of November 30, 2003, 2002 and 2001, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

         The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                          2003           2002           2001
                                          ----           ----           ----
         Weighted Average
          fair value of options           $ 4.47         $ 4.40         $ 5.30

         Risk-free interest rate            5.0%           5.0%           5.0%
         Expected volatility               68.4%          70.0%          75.0%
         Dividend yield                       -              -              -
         Expected life                 5.5 years      5.5 years      5.5 years

         See Note 13 for further discussion of the Company's stock options.

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

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         ---------------------------------------------
         Income Taxes
         ------------
         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral has been reflected as contract billings in excess of revenues on the balance sheet. contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         -----------------
         Certain reclassifications have been made to prior period's financial statements in order to conform to the current year presentation.

         New Accounting Pronouncements
         -----------------------------
         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The adoption of SFAS 145 had no impact on its financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The adoption of SFAS 146 had no impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         --------------------------------------------
         New Accounting Pronouncements- (continued)
         ------------------------------------------
         amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial disclosures.

         In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, be recognized at the inception of the guarantee. The effective date for this FIN 45 is for fiscal years ending after December 15, 2002. The adoption of FIN 45 had no impact on its financial position or results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company currently evaluating FIN 46 and believes that it will have no impact on its financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 1 - Significant Accounting Policies - (continued)
         --------------------------------------------
         New Accounting Pronouncements- (continued)
         ------------------------------------------
         adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact from the adoption of this statement.

Note 2 - Investments in Securities
         -------------------------
         Investments in securities available-for-sale as of November 30, 2003 and 2002 were as follows:

                                                                       Market          Unrealized
                      2003                          Cost                Value          Gain (Loss)
                      ----                          ----               ------          -----------
         Corporate debt securities             $    4,593,250      $    4,586,965     $     (6,285)
         Government debt securities                 1,627,574           1,626,860             (714)
                                               --------------      --------------     ------------
                                               $    6,220,824      $    6,213,825     $     (6,999)
                                               ==============      ==============     ============

                                                                       Market          Unrealized
                      2002                          Cost                Value          Gain (Loss)
                      ----                          ----               ------          -----------
         Corporate debt securities             $    3,324,474      $    3,287,549     $    (36,925)
         Government debt securities                 3,586,121           3,585,942             (179)
                                               --------------      --------------     ------------
                                               $    6,910,595      $    6,873,491     $    (37,104)
                                               ==============      ==============     ============

         Primarily all of the above securities mature within one year.

         During the year ended November 30, 2003, the Company sold available for sale securities for approximately $15,700,000 resulting in a loss of approximately $45,000.

         During the year ended November 30, 2002, the Company sold available for sale securities for approximately $16,900,000 resulting in a gain of approximately $60,000.

Note 3 - Inventory
         ---------

                                                                    November 30,
                                                                    ------------
                                                                2003             2002
                                                                ----             ----
          Raw materials (component parts and supplies)      $    119,228     $    132,425
          Finished units                                          27,011           40,621
                                                            ------------     ------------
                                                            $    146,239     $    173,046
                                                            ============     ============

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003



Note 4 - Property and Equipment
         ----------------------

                                                                   November 30,
                                                                   ------------
                                                             2003               2002
                                                             ----               ----
         Machinery and equipment                        $    1,426,835     $    1,425,392
         Loaner equipment                                      244,542            244,542
         Furniture and fixtures                              1,076,498          1,013,553
         Office equipment                                      986,435            901,255
         Leasehold improvements                                121,477            121,477
         Equipment held under capital leases                   600,312            499,671
                                                        --------------     --------------
                                                             4,456,099          4,205,890

         Less accumulated depreciation and
          amortization                                      (3,322,680)        (3,037,888)
                                                        --------------     --------------
         Property and equipment - net                   $    1,133,419     $    1,168,002
                                                        ==============     ==============

         At November 30, 2003 and 2002, the equipment under the capital leases had net book values of approximately $163,780 and $110,000, respectively.

         Depreciation expenses were approximately $284,000, $184,000 and $220,000 for 2003, 2002 and 2001, respectively.

Note 5 - Product Software Development Costs
         ----------------------------------
         During the years ended November 30, 2003 and 2002, the Company capitalized approximately $79,000 and $241,000 in product software development costs, respectively. These costs are amortized over a five-year useful life.

         During the years ended November 30, 2003, 2002 and 2001, amortization costs related to product software development costs were approximately $100,000 and $55,000 and $35,000, respectively.

Note 6 - Patent and Deferred Legal Costs
         -------------------------------
         During fiscal 2003, the Company reached an out of court settlement of its patent infringement claim against LifeMasters Supported SelfCare, Inc. The Settlement resolves the outstanding dispute between the parties and includes a license of one of the Company's patents. The Company has deferred all legal costs associated with this claim. The settlement also includes a reimbursement for legal costs associated with this matter. As of November 30, 2003, the Company had incurred approximately $391,000 of legal costs related to this matter of which approximately $59,000 is currently recorded in other current assets.

Note 7 - Investment in Joint Venture
         ---------------------------
         The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of November 30, 2003, the Company has recorded losses to date of approximately $599,000 bringing the investment in joint venture to zero.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 7 - Investment in Joint Venture - (continued)
         ----------------------------------------
         The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

                                                                        November 30,
                                                                        ------------
                                                                  2003                 2002
                                                                  ----                 ----
         Balance Sheet
                  Current assets                             $    2,603,860       $    1,147,485
                  Liabilities                                     2,795,216            1,143,342
                                                             --------------       --------------
                  Capital                                    $     (191,356)      $        4,143
                                                             ==============       ==============

         Statements of operations
                  Revenues                                   $      639,916       $    5,862,686
                  Operating expenses                              1,364,913            5,931,729
                                                             --------------       --------------
                  Net loss                                   $     (724,997)      $      (69,043)
                                                             ==============       ==============

Note 8 - Accounts Payable and Accrued Liabilities
         ----------------------------------------
                                                                        November 30,
                                                                        ------------
                                                                  2003                 2002
                                                                  ----                 ----
         Accounts payable - trade                            $      479,472       $      248,862
         Insurance premiums payable                                 183,243              269,400
         Other accrued expenses - none in
          excess of 5% of current liabilities                       313,009              248,666
                                                             --------------       --------------
                                                             $      975,724       $      766,928
                                                             ==============       ==============

Note 9 - Fees Reimbursable to Health Plans
         ---------------------------------
         Health plans which utilize the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan which in some cases are deducted from fees paid to the Company. As of November 30, 2003 and 2002, there was $182,359 and $3,050 outstanding under these provisions.

Note 10 - Line of Credit
          --------------
         On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at November 30, 2003 and 2002.

Note 11 - Capital Lease Obligations
          -------------------------
         The Company has entered into various capital leases for equipment expiring through November 2006, with aggregate monthly payments of approximately $7,600.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 11 - Capital Lease Obligations - (continued)
          --------------------------------------
         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2003:

         For the Years Ending
             November 30,
             ------------

                2004                                            $       83,694
                2005                                                    31,554
                2006                                                    16,439
                                                                --------------
                Total minimum lease payments                           131,687
                Less amount representing interest                      (13,795)
                                                                --------------
                Present value of net minimum lease payments            117,892
                Less current maturities                                 73,463
                                                                --------------
                Long-term maturities                            $       44,429
                                                                ==============

Note 12 - Income Taxes
          ------------
         Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2003 and 2002, follow:

                                                                                 November 30,
                                                                           2003                2002
                                                                           ----                ----
         Current assets and liabilities
             Allowance for doubtful accounts                           $       1,000       $           -
             Inventory overhead capitalization                                15,000              51,000
             Deferred warranties                                              13,000              24,000
                                                                       -------------       -------------
                                                                              29,000              75,000
             Valuation allowance                                             (29,000)            (75,000)
                                                                       -------------       -------------
         Net current deferred tax asset (liability)                    $           -       $           -
                                                                       =============       =============

         Noncurrent assets and liabilities
             Depreciation and amortization                             $     (78,000)      $     (72,000)
             Net operating loss carryforward                               9,644,000          10,639,000
             Research and development credit carryforward                     82,000              82,000
             Stock compensation                                              123,000             123,000
             Capital loss carryforward                                             -              12,000
                                                                       -------------       -------------
                                                                           9,771,000          10,784,000
             Valuation allowance                                          (9,771,000)        (10,784,000)
                                                                       -------------       -------------
         Net noncurrent deferred tax asset (liability)                 $           -      $            -
                                                                       =============       =============

         The Company has a cumulative pre-tax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $9,800,000 and $10,859,000 as of November 30, 2003 and 2002, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 12 - Income Taxes (continued)
          -----------------------
         The effective tax rate varied from the statutory rate as follows:

                                                           2003             2002            2001
                                                           ----             ----            ----
         Statutory federal income tax rate                 34.0%           34.0%           34.0%
         State income tax, net of federal
          Benefit                                          (0.5%)           3.5%            6.0%
         Certain non-deductible expenses                   (0.8%)          (0.5%)          (4.0%)
         Effect on net operating loss
          carryforward and valuation allowance            (33.4%)         (31.7%)         (36.0%)
                                                         ---------       ---------       --------
                                                           (0.7%)           5.3%              -%
                                                         =========       =========       ========

         Provision for state income taxes for the year ended November 30, 2003 represents minimum state tax liabilities.

         As of November 30, 2003, the Company has available the following federal net operating loss carryforwards for tax purposes:

             Expiration Date:
         Years Ending November 30,
         -------------------------
                  2004                                $      1,499,000
                  2005                                         496,000
                  2006                                               0
                  2007 through 2022                         22,293,000
                                                      ----------------
                                                      $     24,288,000
                                                      ================

         The Company has net operating loss carryforwards for state tax purposes of approximately $22,000,000 expiring at various times from fiscal years ending 2004 through 2017, of which approximately $7.7 million expire through 2006. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

         During the year ended November 30, 2002 the Company completed the sale of approximately $563,000 of its New Jersey net operating loss carryforwards and $105,000 of its New Jersey research and development tax credits and received approximately $130,000. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

Note 13 - Stockholders' Equity
          --------------------
         Private Placement Equity Transaction
         ------------------------------------
         On April 4, 2001, the Company sold 796,813 shares to three investors led by Galen Partners III, LP for approximately $4,000,000. As part of this transaction, the Company extended the terms on all outstanding

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 13 - Stockholders' Equity - (continued)
          ---------------------------------
         2003 Outside Directors Equity Plan
         ----------------------------------
         warrants to November 12, 2007. All charges related to the change were treated as a cost of raising capital and were netted in stockholders' equity. The Company has adopted an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company's Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company's common stock in lieu of cash.

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

         There was compensation expense of approximately $109,000 and $200,000 recorded from stock options under APB 25 for the years ended November 30, 2002 and 2001. Effective November 30, 2001, the Company terminated an employment agreement with an employee which resulted in the immediate vesting of their unvested stock options. This termination resulted in a charge to operations of approximately $109,000 and

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 13 - Stockholders' Equity
          --------------------
         Stock Options and Warrants - (continued)
         ---------------------------------------
         $200,000 during fiscal 2002 and 2001, respectively, for the acceleration of the options. In addition the Company recorded a $154,000 charge to operations for severance payments, during the fiscal year 2001. The immediate vesting resulted in variable accounting treatment for the related options, and accordingly the Company adjusted the charge each period through the exercise or expiration of the related options. All related options were exercised prior to expiration.

         During the year ended November 30, 2000, the Company granted stock options to consultants in exchange for services. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting period for these options is three years.

         The value of these options was approximately $90,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2003, 2002 and 2001 was approximately $41,000, $30,000 and $30,000, respectively.

         On January 8, 2001, the Company accepted a promissory note in the amount of $91,059 from the Company's president in connection with the exercise of stock options which were due to expire on February 1, 2001. The note accrued interest at the rate of 7.5% per annum and was due in January 2002. The principal amount of this note plus accrued interest was paid in full on August 29, 2001.

         A summary of the Company's stock option activity, and related information for the years ended November 30, follows:

                                                    Weighted-Average     Number of      Weighted-Average
                                        Options      Exercise Price     Exercisable      Exercise Price
                                        -------      --------------     -----------      --------------
         Outstanding
           November 30, 2000           1,737,193       $    3.28          1,314,284        $    2.56

             Granted                     271,796            8.02
             Exercised                  (323,219)           1.49
             Terminated                  (13,831)           7.76
                                      ----------
         Outstanding
             November 30, 2001         1,671,939            4.37          1,170,049             3.25

             Granted                     136,000            7.05
             Exercised                  (283,053)           4.43
             Terminated                  (43,379)           7.32
             Expirations                    (364)           8.90
                                      ----------

           Outstanding
             November 30, 2002         1,481,143            4.51          1,149,076             3.75

             Granted                     235,175            7.30
             Exercised                  (119,401)           2.07
             Expirations                 (14,900)           8.55
             Terminated                  (27,696)           9.32
                                      ----------

         Outstanding
           November 30, 2003           1,554,321       $    4.97          1,147,962        $    4.28
                                      ==========       =========         ==========        =========

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 13 - Stockholders' Equity - (continued)
          ---------------------------------
         Stock Options and Warrants - (continued)
         ----------------------------------------
         Weighted-average fair
          value of options granted
          during the years                          2003             2002
          ----------------                          ----             ----

                Where exercise price
                 equals stock price              $     4.47        $     4.40

                Where exercise price
                 exceeds stock price                      -                 -

                Where stock price
                 exceeds exercise price                   -                 -

         Following is a summary of the status of stock options outstanding at November 30, 2003:

                                         Outstanding Options                        Exercisable Options
                             -----------------------------------------------    -----------------------------
                                               Weighted-
                                Number          Average         Weighted-         Number         Weighted-
            Exercise Price    Outstanding      Remaining         Average        Outstanding       Average
                 Range        at 11/30/03  Contractual Life  Exercise Price     at 11/30/03   Exercise Price
            --------------    -----------  ----------------  --------------     -----------   --------------
         $ 1.38  -  1.40         140,500          0.7           $   1.39         140,500        $  1.39
           2.75  -  4.03         609,880          4.4               3.08         577,705           3.04
           4.44  -  6.56         206,734          6.4               4.85         142,317           4.74
           6.88  -  8.90         577,874          8.5               7.65         284,107           7.89
          11.76  - 11.76          19,333          6.3              11.76           3,333          11.76

         $ 1.38  - 11.76       1,554,321          5.9           $   4.97        1,147,962       $  4.28
         ======    =====       =========        =====           ========        =========       =======
         A summary of the Company's stock warrant activity, and related information for the years ended November 30, follows:

                                                        Weighted-Average    Number of     Weighted-Average
                                              Warrants   Exercise Price    Exercisable     Exercise Price
                                              --------   --------------    -----------     --------------
         Outstanding
          November 30, 2000                  2,051,952    $    1.92           2,051,952     $    1.92

         Granted                                     -                                -
         Exercised                            (210,000)        1.86            (210,000)
         Terminated                                  -                                -
                                            ----------                       ----------
         Outstanding
          November 30, 2001                  1,841,952         1.93           1,841,952          1.93
         Granted                                     -                                -
         Exercised                             (46,437)        3.10             (46,437)
         Terminated                                  -                                -
                                            ----------                       ----------
         Outstanding
          November 30, 2002                  1,795,515         1.90           1,795,515          1.90

         Granted                                     -                                -
         Exercised                                   -                                -
         Terminated                                  -                                -
                                            ----------                       ----------
         Outstanding
          November 30, 2003                  1,795,515    $    1.90           1,795,515     $    1.90
                                            ==========    =========          ==========     =========

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 13 - Stockholders' Equity - (continued)
          ---------------------------------
         Stock Options and Warrants - (continued)
         ---------------------------------------
         Following is a summary of the status of stock warrants outstanding at November 30, 2003:

                                                   Outstanding Warrants                     Exercisable Warrants
                                       --------------------------------------------     ----------------------------
                                         Number     Weighted-Average    Weighted-         Number         Weighted-
                    Exercise Price     Outstanding      Remaining        Average        Outstanding       Average
                         Range         at 11/30/03  Contractual Life Exercise Price     at 11/30/03   Exercise Price
                    --------------     -----------  ---------------- --------------     -----------   --------------
                    $1.67 - 1.67         1,460,339           3.9        $   1.67        1,460,339       $    1.67
                     2.62 - 3.50           301,786           3.9            2.80          301,786            2.80
                     3.64 - 3.64            33,390           3.9            3.34           33,390            3.34
                    ------------         ---------          ----        --------        ---------       ---------
                    $1.67 - 3.64         1,795,515           3.9        $   1.90        1,795,515       $    1.90
                    ============         =========          ====        ========        =========       =========

Note 14 - Retirement Plan
          ---------------
         The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2003, 2002 and 2001, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $55,000, $46,000 and $37,000, respectively.

Note 15 - Commitments and Contingencies
          -----------------------------
         Leases
         ------
         The Company leases office space and equipment under noncancellable operating leases expiring through November 2007. Monthly payments under the current leases are approximately $45,000.

         The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2003.

         For the Years Ending
            November 30,
            ------------

                2004                                     $        519,000
                2005                                              485,000
                2006                                              472,000
                2007                                              246,000
                2008                                                    -
                Thereafter                                              -
                                                         ----------------
                Total minimum payments required          $      1,722,000
                                                         ================

         Rent expense for the years ended November 30, 2003, 2002 and 2001 was approximately $840,000, 288,000 and $241,000, respectively.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 15 - Commitments and Contingencies - (continued)
          ------------------------------------------
         Litigation
         ----------
         On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC has denied the claims of Regence and asserted counter claims. In addition, Heartmasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. Initially, the company sued over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

         The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. It is management's opinion that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position and results of operations.

         Sales Guarantees
         ----------------
         Typically, the Company's fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, m certain cases, render a contract unprofitable and could have a material negative impact on the Company's results of operations.

         Major Customer
         --------------
         The Company had four major customers during 2003 and two major customers during 2002 and 2001. Major customers were considered to be those who account for more than 10% of total revenue. The four major customers accounted for approximately 57% of total revenue for the year ended November 30, 2003 and two customers accounted for approximately 47% and 67% of total revenue for the years ended November 30, 2002 and 2001.

         Reinsurance
         -----------
         The Company has reinsurance contracts with provisions whereby the reinsurer has the ability to retroactively adjust premiums as the result of certain conditions being met. These adjustments are determined subsequent to the end of the policy year. As of November 30, 2003 management is not able to adequately predict what adjustments, if any, may be required under these contracts.

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 15 - Commitments and Contingencies - (continued)
          ------------------------------------------
         Purchase Commitments
         --------------------
         The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of November 30,2003 total open commitments under these purchase orders are approximately $298,000.

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

         Summarized financial information by operating segment for 2003, 2002 and 2001, is as follows:

                                                      2003                2002                 2001
                                                      ----                ----                 ----
         Revenue:
         Disease management services           $     12,650,406    $      12,324,877    $      7,534,931
         Medical equipment                              248,955              419,877             486,703
                                               ----------------    -----------------    ----------------
                                               $     12,899,361    $      12,744,754    $      8,021,634
                                               ================    =================    ================

         (Loss) income before income taxes
         Disease management services           $        327,413    $       2,004,808    $       (375,192)
         Medical equipment                               56,204              204,864             203,557
                                               ----------------    -----------------    ----------------
                  Total segments                        383,617            2,209,672            (171,635)
         General corporate expense net               (2,519,993)          (1,594,411)         (1,091,025)
                                               ----------------    -----------------    ----------------
                                               $     (2,136,376)   $         615,261    $     (1,262,660)
                                               ================    =================    ================


         Depreciation and amortization
         Disease management services           $        210,274    $         173,646    $        128,706
         Medical equipment                               16,648               23,642              67,032
                                               ----------------    -----------------    ----------------
                  Total segments                        226,922              197,288             195,738
         General corporate expense net                  177,258               60,891              76,863
                                               ----------------    -----------------    ----------------
                                               $        404,180    $         258,179    $        272,601
                                               ================    =================    ================

                           QMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the Year Ended November 30, 2003


Note 16 - Business Segment Information - (continued)
          -----------------------------------------
         Segment Reporting - (continued)
         ------------------------------

                                                      2003                2002                 2001
                                                      ----                ----                 ----
         Expenditures for long-lived assets
         Disease management services           $        135,127    $         585,119    $        484,985
         Medical equipment                                    -                    -                   -
                                               ----------------    -----------------    ----------------
                  Total segments                        135,127              585,119             484,985
         General corporate                              102,856              768,717              31,982
                                               ----------------    -----------------    ----------------
                                               $        237,983    $       1,353,836    $        516,967
                                               ================    =================    ================

         Identifiable assets
         Disease management services           $      4,137,316    $       2,928,903    $      1,813,887
         Medical equipment                            7,917,663            8,339,994           6,321,642
                                               ----------------    -----------------    ----------------
                  Total segments                     12,054,979           11,268,897           8,135,529
         General corporate                              863,332              894,284              31,982
                                               ----------------    -----------------    ----------------
                                               $     12,918,311    $      12,163,181    $      8,167,511
                                               ================    =================    ================
Note 17 - Selected Quarterly Financial Data (Unaudited)
          --------------------------------------------
                                                          For the Quarters Ending 2003
                                                          ----------------------------
                                      February 28,     May 31,       August 31,     November 30,      Total
                                      ------------     -------       ----------     ------------      -----
         Net sales                    $ 3,666,044    $ 3,316,701    $ 3,164,912     $ 2,751,704    $12,899,361
         Gross profit                   2,071,551      1,685,985      1,423,309         991,649      6,172,494
         Net income (loss)                290,989       (587,451)      (676,054)     (1,178,860)    (2,151,376)
         Income (loss) per share              .02           (.04)          (.05)           (.08)          (.15)
                                                          For the Quarters Ending 2002
                                                          ----------------------------
                                      February 28,     May 31,       August 31,     November 30,      Total
                                      ------------     -------       ----------     ------------      -----
         Net sales                    $ 3,185,715    $ 3,492,321    $ 2,491,607     $ 3,575,111    $12,744,754
         Gross profit                   1,893,859      2,123,879      1,074,123       2,045,330      7,137,191
         Net income (loss)                402,319        447,612       (559,366)        414,581        705,146
         Income (loss) per share              .03            .03           (.04)            .03            .05

                                                          For the Quarters Ending 2001
                                                          ----------------------------
                                      February 28,     May 31,       August 31,     November 30,      Total
                                      ------------     -------       ----------     ------------      -----
         Net sales                    $ 1,207,927    $ 1,654,698    $ 2,129,421     $ 3,029,588    $ 8,021,634
         Gross profit                     809,299        937,690      1,155,768       1,818,351      4,721,108
         Net (loss) income               (283,975)      (516,275)      (382,232)        139,425     (1,043,057)
         (Loss) income per share             (.02)          (.04)          (.03)            .01           (.08)

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our relationship with our principal public accountant will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2003 and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description

         Independent Auditors Report

         Consolidated Balance Sheets as of November 30, 2003 and 2002

         Consolidated Statement of Operations for each of the three years ended November 30, 2003, 2002 and 2001

         Consolidated Statement of Comprehensive Income for each of the three years ended November 30, 2003, 2002 and 2001

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2003, 2002 and 2001

         Consolidated Statement of Cash Flows for each of the three years ended November 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules:

         II - Valuation and Qualifying Accounts

         Other schedules have been omitted because they are not applicable.

         (b) Reports on Form 8-K.

         On October 17, 2003, QMed furnished a report on Form 8-K relating to financial information for QMed for the quarter ended July 31, 2003 and forward looking statements relating to QMed's participation in Medicare disease management awards.

         (c) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

 Official                                                                              Sequential
 Exhibit No.                             Description                                     Page No.
 -----------                             -----------                                   -----------
    2             None

    3.1           Amended and Restated Delaware Certificate of Incorporation
                  of Q-Med, Inc. as in effect on July 11, 1987 (Exhibit 3.3 to
                  the Company's Report on Form 10-Q dated May 31, 1987)                 I/B/R

    3.2           By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the
                  Company's Report on Form 10-Q dated May 31, 1987)                     I/B/R

    3.3           Amendment to By-Laws dated December 18, 1997 (Exhibit 3.5 to
                  the Company's Form 10-K Report dated November 30, 1997)               I/B/R

    3.4           Certificate of Amendment to Restated Certificate of
                  Incorporation of Q-Med, Inc., dated May 22, 2002 (Exhibit 3.1
                  to the Company's Form 10-Q dated May 31, 2002)                        I/B/R

    4.1           Specimen Common Stock Certificate (Exhibit 4.1 to  the
                  Company's Form 10-K Report dated November 30, 2002)                   I/B/R

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

 Official                                                                              Sequential
 Exhibit No.                             Description                                     Page No.
 -----------                             -----------                                   -----------
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

   10.5           Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1  to the
                  Company's Registration Statement on Form S-8 (333-93697)
                  filed December 28, 1999)**                                            I/B/R

   10.6           Limited Liability Agreement of HeartMasters LLC dated
                  April 14, 2000 (Exhibit 99.1 to the Company's Form
                  10-Q Report dated May 31, 2000)                                       I/B/R

   10.7           Trademark and Data License and Services Agreement
                  between Interactive Heart Management Corp. and
                  HeartMasters, LLC dated April 14, 2000 (Exhibit 99.2
                  to the Company's Form 10-Q Report dated May 31, 2000)                 I/B/R

   10.8           Loan Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit 10.1
                  to the Company's Form 10-Q Report dated August 31, 2001)              I/B/R

   10.9           Security Agreement dated September 11, 2001 between
                  First Union National Bank and Q-Med, Inc. (Exhibit 10.2
                  to the Company's Form 10-Q Report dated August 31, 2001)              I/B/R

 Official                                                                              Sequential
 Exhibit No.                             Description                                     Page No.
 -----------                             -----------                                   -----------
   10.10          Promissory Note dated September 11, 2001 given to
                  First Union National Bank by Q-Med, Inc. (Exhibit 10.3
                  to the Company's Form 10-Q Report dated August 31, 2001)              I/B/R

   10.11          First Amendment to the 1999 Equity Incentive Plan
                  of QMed, Inc. dated May 22, 2002 (Exhibit 10.1 to
                  the Company's Form 10-Q dated May 31, 2002)**                         I/B/R

   10.12          QMed, Inc. 1999 Equity Incentive Plan, as amended
                  November 1, 2002 (Exhibit 10.13 to the Company's
                  Form 10-K Report dated November 30, 2002)**                           I/B/R

   10.13          Employment Agreement dated September 23, 2002
                  between QMed, Inc. and Bill Schmitt (Exhibit 10.1
                  to the Company's Report on Form 10-Q dated August 31, 2002)**         I/B/R

   10.14          Employment Agreement dated as of December 1, 2002
                  between QMed, Inc. and Michael W. Cox (Exhibit 10.15
                  to the Company's Report for the year ended November 30, 2002)**       I/B/R

   10.15          QMed, Inc. 2002 Key Employee Bonus Plan (Exhibit
                  10.16 to the Company's Report for the year ended
                  November 30, 2002)**                                                  I/B/R

   10.16          Real Property Lease between Donato Hi-Tech Holdings IV, Inc.
                  and the Company dated June 19, 2002 (Exhibit 10.2 to the
                  Company's Report on Form 10-Q dated May 31, 2002)                     I/B/R

   10.17          Retainer Agreement between Sommer & Schneider LLP and the
                  Company dated January 8, 2003 (Exhibit 10.18 to the Company's
                  Report for the year ended November 30, 2002)                          I/B/R

   10.18          Waiver of Benefits under the QMed, Inc. 2002 Key Employee
                  Bonus Plan dated February 28, 2003 (Exhibit 10.19 to the
                  Company's Report for the year ended November 30, 2002)**              I/B/R

   10.19          QMed, Inc. 2003 Outside Directors Equity Plan (Exhibit
                  10.1 to the Company's Report on Form 10-Q dated May 31, 2003)**       I/B/R

 Official                                                                              Sequential
 Exhibit No.                             Description                                     Page No.
 -----------                             -----------                                   -----------
   10.20          Employment Agreement between the Company and Jane Murray dated
                  April 21, 2003 (Exhibit 10.2 to the Company's Report on Form
                  10-Q dated May 31, 2003)**                                            I/B/R

   10.21          Michael W. Cox Waiver of Salary Increase dated June 30, 2003
                  (Exhibit 10.3 to the Company's Report on Form 10-Q dated
                  May 31, 2003)**                                                       I/B/R

   10.22          Jane Murray Waiver of Salary Increase dated June 30, 2003
                  (Exhibit 10.1 to the Company's Report on Form 10-Q dated
                  May 31, 2003)**                                                       I/B/R

   10.23          Indenture of Trust Dated August 8, 2003 Between QMed, Inc.
                  and American Stock Transfer and Trust Company. (Exhibit 10.1
                  to the Company's Report on Form 10-Q dated August 31, 2003)**         I/B/R

   11             None.

   13             None.

   16             None.

   18             None.

   21             Subsidiaries of Registrant                                              *

   22             None.

   23             Consent of Amper, Politziner & Mattia P.C.                              *

   24             None.

   31.1           Certification of Chief Executive Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                            *

   31.2           Certification of Chief Financial Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                            *

   32.1           Certification of Chief Executive Officer pursuant to 18
                  U.S.C. - Section 1350.                                                  *

   32.2           Certification of Chief Financial Officer pursuant to 18
                  U.S.C. - Section 1350.                                                  *

-------------------
*     Filed herewith
**   Management contract or compensatory plan or arrangement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 1, 2004                     QMED, INC.


                                         By: /s/ Michael W. Cox
                                            ------------------------------------
                                            Michael W. Cox, President and CEO

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

    Signature                            Capacity                      Date


/s/ Michael W. Cox          President, Chief Executive Officer     March 1, 2004
--------------------------  and Director (Principal Executive
Michael W. Cox              Officer)


/s/ Jane Murray             Executive Vice President, Chief        March 1, 2004
--------------------------  Operating Officer and Director
Jane Murray


/s/ William T. Schmitt, Jr. Senior Vice President and Chief        March 1, 2004
--------------------------- Financial Officer (Principal
William T. Schmitt, Jr.     Financial Officer)


/s/  Steven M. Vella        Controller                             March 1, 2004
--------------------------- (Principal Accounting Officer)
Steven M. Vella


/s/ Herbert H. Sommer       Secretary and Director                 March 1, 2004
---------------------------
Herbert H. Sommer, Esq.


/s/ Bruce F. Wesson         Chairman of the Board                  March 1, 2004
---------------------------
Bruce F. Wesson


                            Director                               March 1, 2004
---------------------------
A. Bruce Campbell, M.D.


/s/ David Feldman           Director                               March 1, 2004
---------------------------
David Feldman


/s/ Richard I. Levin        Director                               March 1, 2004
---------------------------
Richard I. Levin, M.D.


                            Director                               March 1, 2004
---------------------------
Lucia L. Quinn


                            Director                               March 1, 2004
---------------------------
John J. Gargana, Jr.

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL
                                                                                                                    Schedule II


                                                      QMED, INC. AND SUBSIDIARIES
                                                  Valuation and Qualifying Accounts




                                                               Balance at                                            Balance at
                                                              Beginning of                                             End of
                                                                   Year         Additions        Write-offs             Year
                                                              ------------      ---------        ----------          -----------
Allowance for doubtful accounts                  2001             42,000           33,000                 -            75,000
                                                 2002             75,000                -            73,000             2,000
                                                 2003              2,000                -                 -             2,000

Deferred tax Valuation allowance                 2001         10,342,000          554,000                 -        10,896,000
                                                 2002         10,896,000                -           (37,000)       10,859,000
                                                 2003         10,859,000                -        (1,059,000)        9,800,000
