Form 10-K/A
period 2003-11-30
QMED INC
filed 2004-04-02
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from ________ to ____________

                         Commission File Number: 0-11411

                                   QMED, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           22-2468665
-------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                            Identification No.

25 Christopher Way, Eatontown, New Jersey                         07724
-----------------------------------------                      -----------
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

As of May 30, 2003, the last business day of the registrant's second fiscal quarter, the aggregate value of the registrant's voting stock held by non-affiliates was $61,744,563 (computed by multiplying the last reported sale price on that day ($5.89) by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. (This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

As of March 30, 2004, there were 14,736,929 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                                EXPLANATORY NOTE

This amendment to the Company's Annual Report on Form 10-K for the year ended November 30, 2003 reflects the addition of the (i) information required by Part III of the report; and (ii) exhibits filed in Part IV. Accordingly, reference to the registrant's definitive proxy statement on the cover page of the report has been deleted.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The members of our Board of Directors as of March 30, 2004 are as follows:

                                   Director
Name                        Age     Since         Present Title
----                        ---    --------       -------------

Michael W. Cox              62      1983          Chief Executive Officer,
                                                  President and Treasurer

Jane A. Murray              41      2001          Chief Operating Officer,
                                                  Executive Vice President
                                                  and Director

Bruce F. Wesson             61      2001          Chairman of the Board

David Feldman*              63      1999          Director

Richard I. Levin, M.D.      55      1983          Director

Lucia L. Quinn              50      2002          Director

John J. Gargana, Jr.*       72      2003          Director

A. Bruce Campbell, Ph.D.,
   M.D., F.A.C.D.*          55      1999          Director

Herbert H. Sommer           46      1996          Secretary and Director
-----------------
* Members of the Audit Committee

         Mr. Cox, a founder of the Company, has served as its President and Treasurer since February, 1983 and served as Chairman of the Board from 1983 to 1996.

         Ms. Murray was appointed Chief Operating Officer, Executive Vice President and a Director of the Company in December 2001. Ms. Murray has served the Company and its various subsidiaries for 16 years, including Executive Vice President - Operations of the Company's Interactive Heart Management Corp. subsidiary for the past three years.

         Mr. Wesson joined the Company's Board of Directors as Chairman in April 2002. Under the Company's by-laws, the function of the Chairman is to preside over meetings of the Board and stockholders and it is not an executive position. He serves as a General Partner of Galen Partners since 1991 and had served as a Managing Director in the Corporate Finance Division at Smith Barney, where he worked for over 23 years. During his tenure at Smith Barney, he was Chairman of the Valuation and Opinion Committee for Corporate Finance, in which capacity he was ultimately responsible for all of valuation and opinions given by Smith Barney. He currently serves on the boards of Crompton Corporation, Halsey Drug Co., Inc., Encore Medical Corp. and several of Galen's privately held portfolio companies. He is a Trustee of Colgate University and served as President of Colgate's Alumni Corporation Board of Directors from 1997-1999. He currently serves on the board of the Overlook Hospital Foundation.

         Mr. Feldman was appointed Chairman of the Board in March 1999. In 2001, he stepped down as Chairman and continued as a director. Mr. Feldman is director of a number of mutual funds in the Dreyfus Group, Brown Brothers Harriman mutual funds and Jeffrey Co., a private family investment company. He is former Chairman and CEO of AT&T Investment Management Company, the management subsidiary of the telecommunications giant's pension funds. At the time of his retirement in 1997, Mr. Feldman had responsibility for the management of $70 billion in assets. He was the first Chairman of the New York Stock Exchange Pension Managers Advisory Committee as well as former Chairman of the Financial Executives Institute's Committee on Investment of Employee Benefits Assets. He continues to serve as an ex-officio member of the latter two organizations.

         Dr. Levin, a founder of the Company, is currently a Cardiovascular Consultant and Contributing Lecturer, each of which is not an executive position. Dr. Levin is Vice Dean for Education, Faculty and Academic Affairs and a Professor of Medicine in the Leon H. Charney Division of Cardiology at New York University School of Medicine. He has been a member of the New York University School of Medicine faculty and served in several administrative capacities since 1980. Dr. Levin is a past President of the American Heart Association, New York City affiliate and is the current President of the Heritage Affiliate of the Association. He is certified as a Diplomate from the National Board of Medical Examiners, American Board of Internal Medicine and in the sub-specialty of Cardiovascular Diseases (American Board of Internal Medicine). Dr. Levin also is a Fellow of the American College of Physicians, Fellow of the American College of Cardiology, Fellow of the American Heart Association and a member of the American Federation for Clinical Research, among other professional affiliations.

         Dr. Campbell was appointed a Director in February 1999. He served as President of Monsanto Health Solutions from 1997 to 1998, Senior Vice President of Aetna US Healthcare, Inc., the nation's largest health insurer from 1996 to 1997 and Chief Medical Officer of Aetna Health Plans from 1994 to 1996. He was also Vice President, Medical Programs, for Scripps Health and is currently President and CEO of Camber Companies, LLC, a privately funded multi-disciplinary musculoskeletal ambulatory treatment center business.

         Ms. Quinn was appointed a Director in May 2002. She served as Senior Vice President, Advanced Diagnostics of Quest Diagnostics Incorporated, responsible for Business Development, as well as Science and Innovation from April 2001 to March 2004. She joined Quest in April 2001 after serving as Vice President, Corporate Strategy Marketing for Honeywell from 1999 to 2001, including her tenure in a similar capacity for Allied Signal which merged with Honeywell in 1999. She has more than 25 years experience in business planning and strategy development, general management and operations for global technology firms including Westinghouse and Digital Equipment. Ms. Quinn serves as a member of the Board of Trustees of Simmons College and overseer of the Museum of Science, Boston, Massachusetts.

         Mr. Gargana was appointed a Director effective March 2003. Mr. Gargana was Vice President, Treasurer and Chief Financial Officer of the Lord, Abbett Group of Mutual Funds until his retirement in 1996. He is also a former member both of the Operations Committee and of the Accounting/Treasurer's Committee of the Investment Company Institute. A graduate of St. Peter's College, he was an auditor at Deloitte Touche prior to joining Lord Abbett in 1965. Lord Abbett is a private, independent money management company with over $48 billion in assets (as of December 31, 2002), including a broad family of mutual funds as well as separately managed equity, fixed-income and balanced accounts for corporations, institutions and individuals. Founded in 1929, it is one of the nation's longest continuously existing money management firms.

         Mr. Sommer was appointed a Director and Secretary of the Company in June 1996. Mr. Sommer, whose firm, Sommer & Schneider LLP, serves as the Company's outside securities counsel, has engaged in the private practice of law for the past 20 years and is licensed to do so in the State of New York. Mr. Sommer's distinctions include serving as the founding Chairman of the Securities Law Committee of the Nassau County Bar Association from 1989 to 1991. He is also member of the American Society of Corporate Secretaries and serves on the Society's Corporate Practices Committee.

         On April 4, 2001, the Company agreed to nominate or appoint one designee of Galen Partners III, L.P., as a director so long as Galen Partners III, L.P. and two other affiliated investment funds own an aggregate of 2,000,000 of the Company's shares. Mr. Wesson fills that capacity.

Executive Officers

         The following people also serve as executive officers of the Company:

Name                                    Present Titles
----                                    --------------

William T. Schmitt, Jr., CPA   Senior Vice President, Chief Financial Officer

Teri Kraf, R.N., M.H.A.        Senior Vice President, Health Management Services

John W. Siegel                 Senior Vice President, Sales and Field Services

Steven Vella, CPA              Controller and Senior Director of Finance

         Mr. Schmitt (43) was appointed Senior Vice President, Chief Financial Officer of the Company in October 2002. Prior to his appointment he served as Senior Vice President & Chief Financial Officer of SOS Security Incorporated, a privately held regional security, protection and consulting firm. His responsibilities there included the growth and strategic direction of SOS, as well as, overseeing its finance, tax, banking, human resource and IT departments as well as mergers and acquisitions. He became a full time executive at SOS in July 1994, after 11 years of public accounting. He is a graduate of Rider College with a Bachelor of Science in Commerce, he is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants and Financial Executive International.

         Ms. Kraf (53) has been with the Company since 1984. Ms. Kraf is responsible for the overall physician implementation of the ohms|cad system nationwide. At present, Ms. Kraf's implementation team consists of a group of nurse professionals with diverse backgrounds in cardiology and managed care. Prior to joining the Company, Ms. Kraf was the Director Emergency Services and Director of the Emergency Care Institute of Bellevue Hospital, managing a staff in excess of 200 health professionals. Ms. Kraf is married to Mr. Cox.

         Mr. Siegel (47) Senior Vice President, Sales and Field Services, has been with the Company since 1987. Mr. Siegel's background includes extensive experience in the healthcare, disease management and medical capital equipment industries. During Mr. Siegel's tenure at the Company, he has held a variety of management positions including sales, management, business development and field implementation services. In Mr. Siegel's current position, he is in charge of all aspects of account management, including prospecting, contract negotiations, implementation and field management. In past positions, he was responsible for managing over 50 sales people selling medical diagnostic equipment. He has over 16 years experience in successfully interacting with generalist and specialist physicians and healthcare companies. Mr. Siegel received a bachelor's degree in Business Management from Florida Atlantic University. Mr. Siegel is married to Ms. Murray.

         Mr. Vella (40) joined the Company in May, 2003 as Senior Director Finance and became Controller in December 2003. Prior to joining QMed, he served as Vice President of Finance & Corporate Controller of Medical Resources, Inc., a large publicly traded medical imaging firm. His responsibilities there included managing its finance and accounting group, as well as involvement in mergers, acquisitions, divestiture, and bankruptcy and reorganization activities. He first joined in November 1998, after 12 years of public accounting experience, last as a Senior Manager at Deloitte & Touche LLP. He is a graduate of Fairleigh Dickinson University with a Bachelor of Science in Accounting; he is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Audit Committee and Audit Committee Financial Expert

         We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Feldman, Gargana and Dr. Campbell. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq Small Cap Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Gargana is an "audit committee financial expert," as that term is defined in
Item 401(h) of Regulation S-K of the Exchange Act.

Code of Ethics

         Our management has adopted a Code of Business Conduct and Ethics that applies reflects our policies and applies to all our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. The Code of Business Conduct and Ethics is filed as an exhibit to this report. We plan to ask the Audit Committee to review and periodically update our Code and will file any amendment to the Code of Business Conduct and Ethics as an exhibit to a Form 8-K Current Report as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq Small Cap Market.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers, directors and persons who own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.

         Based solely on our review of the copies of such forms received by us, we believe that we complied with all Section 16(a) filing requirements applicable to our executive officers, directors and ten-percent shareholders during fiscal 2003, except six Form 4 reports were filed late because of administrative delays (of which five were related to a single grant of options under our stock option plans) and one Form 3 was filed late.

Item 11. Executive Compensation.

The following table sets forth certain summary information regarding the compensation of the Company's Chief Executive Officer and each of its other executive officers who were serving in such capacity on November 30, 2003 whose total salary and bonus for the fiscal year ended November 30, 2003 exceeded $100,000:

                                                                     Other
                               Year                                  Annual     Restricted                          All Other
Name and                       Ended                                 Compen-      Stock      Options/     LTIP       Compen-
Principal Position             Nov. 30      Salary         Bonus     sation       Awards        SARs     Payouts     sation(1)
------------------             -------      ------         -----     ------       ------        ----     -------     ---------
Michael W. Cox                 2003        $250,000     $  120,000     $ -0-        -0-       50,000/0    $ -0-       $8,267
President, Chief               2002         254,808             -0-      -0-        -0-          0/0        -0-        1,667
Executive Officer              2001         250,000             -0-      -0-        -0-          0/0        -0-        2,320

Jane A. Murray,                2003        $200,250     $  100,000     $ -0-        -0-       40,000/0    $ -0-       $4,286
Executive Vice President       2002         201,009             -0-      -0-        -0-       30,000/0      -0-        1,667
Chief Operating Officer        2001         150,000          8,750       -0-        -0-       65,000/0      -0-        2,320

William T. Schmitt             2003        $172,500     $   35,000     $ -0-        -0-       20,000/0      -0-       $1,132
Senior Vice President, CFO     2002         $17,308     $       -0-    $ -0-        -0-          0/0        -0-           $0
and Treasurer

John W. Siegel                 2003        $150,000     $   12,197     $ -0-        -0-       17,500/0    $ -0-       $2,163
Sr. Vice President,            2002         155,614         35,000       -0-        -0-          0/0        -0-        1,667
Sales & Field Serv.            2001         132,644         50,063       -0-        -0-       37,375/0      -0-        2,320

Teri Kraf                      2003        $150,232     $    7,921     $ -0-        -0-       18,275/0    $ -0-       $2,286
Sr. Vice President,            2002         151,580         12,000       -0-        -0-       15,000/0      -0-        1,667
Health Mngmt. Serv.            2001         123,703          1,000       -0-        -0-        5,008/0      -0-        2,320
------------------

(1) For FY2003 represents the following amounts (i) we contributed on the individuals' behalf under our 401(k) Plan, Mr. Cox $2,500, Ms. Murray $2,166, Mr. Siegel $2,163 and Ms. Kraf $2,286; and (ii) we paid as premiums on individual life insurance policies purchased by the Company for executive officers, Mr. Cox $5,767, Ms. Murray $2,120, and Mr. Schmitt $1,132.

Stock Option Plans

         On February 3, 1986, the Company's Board of Directors adopted the 1986 Incentive Stock Option Plan" (the "1986 Plan"). The 1986 Plan was approved by the Company's shareholders in April, 1986. In December, 1986, the 1986 Plan was amended to authorize the issuance of non-qualifying stock options ("Non-Qualifying Options") with a maximum exercise period of ten years and to bring the administration of outstanding Non-Qualifying Options within the 1986 Plan.

         Pursuant to the 1986 Plan, 700,000 shares of the Company's Common Stock were reserved for issuance upon exercise of options. Options are granted by an independent committee appointed by the Board of Directors of the Company and no member of such committee is eligible to receive any options under the 1986 Plan. Options permit the grantees to purchase shares of the Company's Common Stock at a price equal to at least 100% of the market value of the stock at the date of grant. The Options are exercisable for a period of up to five years from the date of the grant, in the case of Incentive Stock Options and ten years in the case of Non-Qualifying Stock Options, are non-transferable and are not exercisable after 3 months if the employee leaves the Company's employ.

         All options to purchase shares of Common Stock available had been granted under the 1986 Plan prior to its expiration in 1996.

         In September, 1990, the Board of Directors adopted the 1990 Employee Stock Incentive Plan (the "1990 Plan"). The 1990 Plan was approved by the Company's stockholders at the Company's Annual meeting in November, 1990. Pursuant to the 1990 Plan eligible participants of the Company, its subsidiaries and affiliates may receive, until September 25, 2000, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 1,000,000 shares of the Company's Common Stock.

         Pursuant to the 1990 Plan, an independent committee, in its discretion, determines those directors of the Company to be granted Director Stock Options and those officers and other key employees of the Company, its subsidiaries and affiliates to be granted Employee Stock Options, Stock Appreciation Rights, Restricted Stock Awards or Deferred Stock Awards or a combination, thereof; the type of grants to be made; the number of shares subject to such grants; the terms and conditions of the awards, including restrictions on Director Stock Options, Employee Stock Options or other awards and/or the stock relating thereto based on performance and/or such other factors as the Committee in its sole discretion determines and vesting acceleration features based on performance and/or such other factors as the Committee in its sole discretion determines; and whether, to what extent and under what circumstances stock and other amounts payable with respect to an award may be deferred either automatically or at the participant's election. Grants of options to purchase -0- shares were made under the 1990 Plan during Fiscal 2003.

         All options to purchase shares of Common Stock available had been granted under the 1990 Plan prior to its expiration in 2000.

         In April 1997 the Company's Board of Directors adopted the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan was approved by the Company's stockholders at the Company's Annual meeting in May, 1997. Pursuant to the 1997 Plan eligible participants of the Company, its subsidiaries and affiliates may receive, until July 31, 2007, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 600,000 shares of the Company's Common Stock. No grants of options were made under the 1997 Plan during Fiscal 2003.

         As of November 30, 2003, there were 8,477 options available to be granted under the 1997 Plan.

         In September 1999 the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's stockholders at the Company's Annual meeting in October 1999 and an amendment to the 1999 Plan was approved by the Company's stockholders at the Company's Annual Meeting in May 2002. Pursuant to the 1999 Plan, as amended, eligible participants of the Company, its subsidiaries and affiliates may receive, until September 9, 2009, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 2,000,000 shares of the Company's Common Stock. Grants of options to purchase 225,175 shares were made under the 1999 Plan during Fiscal 2003.

         As of November 30, 2003, there were options to purchase 1,071,172 shares of Common Stock available to be granted under the 1999 Plan.

         The following table sets forth as to each executive officer of the Company listed in the Summary Compensation table above concerning certain options granted during the year ended November 30, 2003:

                                                                                              Potential Realizable Value
                                                                                              at Assumed Annual Rates of
                                                                                               Stock Price Appreciation
                                                Individual Grants                                 for Option Term (1)
                      ----------------------------------------------------------------------- ----------------------------
                                      % of Total
                                     Options/SARs
                         Options/      Granted to    Exercise or   Market Price
                           SARs       Employees in   Base Price    on Date of    Expiration
Name                     Granted      Fiscal Year     Per Share        Grant         Date          5%($)         10%($)
----                     -------     -------------   -----------   ------------  ----------        -----         ------
Michael W. Cox         50,000 / 0     22% / N/A       $ 7.28         $ 7.28       4/11/2013     $229,320.00   $578,760.00

Jane A. Murray         40,000 / 0     18% / N/A       $ 7.28         $ 7.28       4/11/2013     $183,456.00   $463,008.00

William T. Schmitt     20,000 / 0      9% / N/A       $ 7.28         $ 7.28       4/11/2013     $ 91,728.00   $231,504.00

John W. Siegel         17,500 / 0      8% / N/A       $ 7.28         $ 7.28       4/11/2013     $ 80,262.00   $202,566.00

Teri Kraf              17,500 / 0      8% / N/A       $ 7.28         $ 7.28       4/11/2013     $ 80,262.00   $202,566.00
                          775 / 0     <1% / N/A       $ 7.00         $ 7.00      10/06/2013     $  3,417.75   $  8,625.75
------------------

 (1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

         The following table sets forth as to each executive officer listed in the Summary Compensation table above certain information concerning the exercise of options during the year ended November 30, 2003 and options outstanding as of such date:

                            Shares                                                          Value of Unexercised
                         Acquired on       Value       Number of Unexercised Options        In-the-Money Options
Name                       Exercise      Realized      Excercisable / Unexercisable      Exercisable / Unexercisable
----                       --------      --------      ----------------------------      ---------------------------
Michael W. Cox              50,000       $278,750            315,500 / 0                    $2,056,065 / $ 0

Jane A. Murray                   0          $0               114,334 / 91,667                 $399,653 / $180,083

William T. Schmitt               0          $0                 8,000 / 28,000                  $21,440 / $70,440

John W. Siegel                   0          $0               112,350 / 52,525                 $666,133 / $214,073

Teri Kraf                        0          $0               114,008 / 28,275                 $620,527 / $72,891

Employment Agreements

         The Company entered into a three-year employment agreement with Mr. Cox effective December 1, 2002. The agreement provides for a base salary of $280,000 for Fiscal 2003, with such increases as are approved by the Compensation Committee. The agreement also provides for a potential bonus equal to 100% of his base salary. Among the performance goals established for the first year of the agreement are the execution of definitive agreements in connection with the Company's Disease Management Project with Pacificare Health Systems, Inc. and Alere Medical, Inc. ("Heartpartners"). The agreement provides for a severance payment of $2,500,000 to Mr. Cox in the event of termination for any reason other than for cause or resignation following a "change in control" as defined in the agreement. Mr. Cox waived the increase in base salary called for by the agreement until December 1, 2003.

         The Company entered into a three-year employment agreement with Ms. Murray, on April 21, 2003 , effective December 1, 2002. The agreement provides for a base salary of $220,000 for Fiscal 2003, with such increases as are approved by the Compensation Committee. The agreement also provides for a potential bonus equal to 80% of base salary, determined by the Compensation Committee of the Board of Directors. Among the performance goals established for the first year of the agreement is Heartpartners achieving operational success as certified by the Company's CEO. The agreement provides for a severance payment of the higher of $330,000 or base salary for the remaining term of the agreement in the event of termination for any reason other than for cause or resignation following a "change in control" as defined in the agreement. Ms. Murray waived the increase in base salary called for by the agreement until December 1, 2003.

         The Company entered into an employment agreement with Mr. Schmitt in September, 2002 which covers the period ending November 30, 2004. At the present time Mr. Schmitt's base salary, bonuses and options are reviewed and approved annually by the Compensation Committee under the agreement. The agreement provides for a severance payment equal to base salary for the remaining term of the agreement in the event of termination prior to November 30, 2004 for any reason other than for cause or resignation following a "change in control" as defined in the agreement. If the agreement is renewed or extended automatically in accordance with its terms beyond November 30, 2004, the severance payment is equal to six months base salary.

Consulting Agreement

         In December 2001, the Company entered into a consulting agreement with Dr. Richard Levin, the Company's former Vice President and Medical Director. Pursuant to the agreement, Dr. Levin will serve as Chairman of the Medical/Clinical Development Committee and as Medical Spokesman for the Company, devoting such time and attention to the Company as he and the Company deem appropriate. In exchange for these services, Mr. Levin receives annual compensation of $125,000 per year.

Board Compensation

         Directors who are employed as executive officers receive no additional compensation for service on the Board. All Directors are reimbursed for travel and other expenses relating to attendance at Board and Committee meetings.

         Upon the recommendation of the Compensation Committee, the Board of Directors established 2003 Outside Directors Equity Plan (the "Outside Directors Plan") and the Outside Directors Plan was approved by the Company's stockholders at the Company's 2003 Annual Meeting. Pursuant to the Outside Directors Plan, each non-employee director receives an annual retainer of $7,500 (payable quarterly, a $1,000 annual retainer for each committee on which a Director serves, an annual retainer of $500 for services as a Committee chairperson and the annual grant of a ten-year option to purchase 2,500 shares of Common Stock, which vests on the first anniversary of the grant. In addition, each outside director receives a personal attendance fee of $250 per Board or Committee meeting. Outside Directors that can not receive options due either to their service on the Compensation Committee, or that are prohibited from receiving compensation by their employer's conflict of interest policy, are given the cash equivalent of the options that would have been granted. In Fiscal 2003, the total cash compensation paid to the outside Directors was $37,400 and 10,000 options were granted to four directors.

         Each year, eligible non-employee directors may elect to defer all or any part of their directors fees in the form of shares of the Company's Common Stock under the Outside Directors Plan at the fair market value of the shares on the date the payment is due. The shares are held in a trust which is subject to the claims of the Company's creditors for which the Company's transfer agent serves as trustee.

Compensation Committee Interlock and Insider Participation

         The Executive Evaluation and Compensation Committee ("Compensation Committee") of the Board of Directors is comprised of Messrs. Wesson, Feldman and Gargana.

         No member of the Compensation Committee was or is an officer or employee of QMed or any of its subsidiaries. No executive officer of QMed serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of QMed's Board of Directors or Compensation Committee.

         Mr. Cox, the Company's Chief Executive Officer and Ms. Murray, the Company's Chief Operating Officer and Mr. Schmitt, the Company's Chief Financial Officer, attend meetings of the Compensation Committee to provide information concerning executive performance and make recommendations concerning option grants and compensation plans.

Performance Information

         The following graph shows a comparison of cumulative total returns on the common stock of the Company from November 30, 1998 through November 30, 2003 with the cumulative total return on the NASDAQ Stock Market - U.S. and the cumulative total return on a group of NASDAQ Health Services Stocks (SIC Code
80) compiled by the Center for Research in Security Prices at the University of Chicago (the "Peer Group"). The Company did not pay any dividends during this period.

         The graph assumes an investment of $100 in each of the Company, the NASDAQ Stock Market - U.S. and the Peer Group on November 30, 1998. The comparison also assumes that all dividends are reinvested.

[GRAPH OMITTED TEXT ON NEXT PAGE]

                          Cumulative Total Return Data

                                 NASDAQ      Health       Qmed
                                 ------      ------       ----
                      1998      100.000     100.000     100.000
                      1999      171.750      78.207      75.400
                      2000      133.435      99.158     160.635
                      2001       99.391     120.216     261.998
                      2002       76.733     116.303     187.516
                      2003      101.469     170.254     255.180

         The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock. The stock price performance graph shall not be deemed to be incorporated into any filing under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this proxy statement by reference, except to the extent that the Company specifically incorporates this information by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 30, 2004, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company and by all executive officers and directors of the Company, as a group:

                                      Approximate             Approximate
                                        Number of             Percent of
Name                                    Shares (1)            Class (2)
----                                    ----------            ---------

Michael W. Cox                        1,708,108(3)                11%

Jane A. Murray                          306,001(4)                 2%

Bruce F. Wesson                       4,339,452(5)                27%

Richard I. Levin, M.D.                  146,300(6)                 1%

David Feldman                            13,250(7)                <1%

Herbert H. Sommer                         2,652(8)                <1%

A. Bruce Campbell, M.D.                  12,678(9)                <1%

Lucia L. Quinn                               -0-                   0%

John J. Gargana, Jr.                     19,750(10)               <1%

Galen Partners III, L.P.              4,339,452(11)               27%

Officers and
Directors as a
Group (9 Persons)                     7,009,854(12)               43%
------------
(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 14,736,929 shares of Common Stock outstanding as of March 30, 2004 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.

(3) Includes 335,000 shares which may be obtained upon the exercise of outstanding options. Does not include 51,770 shares owned or 199,564 shares which may be acquired by Teri Kraf, Mr. Cox's wife, who also serves as an executive officer of the Company.

(4) Consists of 306,001 shares which may be acquired upon the excuse of outstanding stock options. Does not include 5,700 shares owned or 164,875 shares which may be acquired by John Siegel, Ms. Murray's husband, who also serves as an executive officer of the Company.

(5) Mr. Wesson is a General Partner of Galen Partners, as well as various entities formed by Galen Partners to manage investment funds. Accordingly, his ownership includes the shares Galen Partners III, L.P. beneficially owns. See Note (9), infra. Mr. Wesson personally owns 7,617 shares of the Company's Common Stock and warrants to purchase 38,333 shares, which are included in Galen Partners III ownership set forth in the above table.

(6) Includes 105,500 shares which may be obtained upon the exercise of outstanding options.

(7) Includes 2,500 shares which may be obtained upon the exercise of outstanding stock options and 750 shares held in a trust for the benefit of outside directors under the Outside Directors Plan.

(8) Consists of 2,500 shares which may be obtained upon the exercise of outstanding stock options and 152 shares held in a trust for the benefit of outside directors under the Outside Directors Plan.

(9) Consists of 12,500 shares which may be obtained upon the exercise of outstanding options and 178 shares held in a trust for the benefit of outside directors under the Outside Directors Plan..

(10) Includes 5,000 shares which may be obtained upon the exercise of outstanding options and 750 shares held in a trust for the benefit of outside directors under the Outside Directors Plan..

(11) Includes 2,811,192 shares owned by Galen Partners III, L.P. and two other private funds which are managed jointly with Galen Partners III, L.P. (collectively the "Galen Funds"), and 1,578,259 shares which may be acquired by the Galen Funds and persons managing the Galen Funds upon the exercise of outstanding warrants.

(12) Includes a total of 2,731,724 shares which may be obtained by officers and directors upon the exercise of outstanding options or warrants, as well as the shares beneficially owned by Galen Partners III.

         The business address of Messrs. Cox, Gargana, Dr. Levin, Ms. Murray and Ms. Quinn is 25 Christopher Way, Eatontown, New Jersey 07724. Dr. Campbell's business address is 302 W. Main Street, Suite 208, Avon, Connecticut 06001. Mr. Feldman's business address is 466 Lexington Avenue, New York, New York 10017. Galen Partners III, L.P. address is 610 Fifth Avenue - 5th Floor, Rockefeller Center, New York, New York 10020, which is also Mr. Wesson's business address. Mr. Sommer's business address is Sommer & Schneider LLP, 595 Stewart Avenue, Suite 710, Garden City, New York 11530.

Item 13. Certain Relationships and Related Transactions.

         During Fiscal 2003, the Company paid Sommer & Schneider LLP $84,000 for legal services. Mr. Sommer, a director of the Company, is a partner of Sommer & Schneider LLP.

         It is the Company's policy not to engage in transactions with officers, directors, principal stockholders or affiliates or any of them unless such transactions have been approved by a majority of the disinterested directors and are upon terms no less favorable to the Company than could be obtained from an unaffiliated party in an arm's length transaction. During Fiscal 2003 there were no other transactions between the Company and any officer, director or principal stockholder except as disclosed above and those with respect to executive compensation and stock options.

Item 14. Principal Accounting Fees and Services

         The following table shows the fees for the audit and other services provided by Amper, Politziner & Mattia P.A. ("APM") for fiscal years 2003 and 2002:

                                                    Fiscal Year
                                        -----------------------------------
                                             2003                  2002
                                        -------------         -------------
Audit Fees (1)                          $      80,500         $      62,000
Audit-Related Fees                                  0                     0
Tax Fees                                            0                     0
All Other Fees (2)                                  0                11,000
                                        -------------         -------------
   Total                                $      80,500         $      73,000
                                        =============         =============
--------------------
(1) These are fees for professional services performed by APM for the audit of QMed's annual financial statements and review of financial statements included in QMed's quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)      These fees are for accounting research.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of APM was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC's rules.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report.

                  (3) Exhibits. The exhibits listed in the accompanying index are filed as part of this amendment to the annual report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.


Dated: April 2, 2004                   QMED, INC.


                                       By: /s/ Michael W. Cox
                                          --------------------------------------
                                           Michael W. Cox, President and CEO

                                   QMed, Inc.

                                Index to Exhibits
                                  Item 15(c)(3)


         14.      Code of Business Conduct and Ethics

         23.      Consent of Amper, Politziner & Mattia P.C.