Form 10-Q
period 2004-02-29
QMED INC
filed 2004-04-14
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: February 29, 2004 or

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

                                       N/A
              ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding on April 13, 2004: 14,760,334.

Part I.
Item 1.  Financial Statements

                                          QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (unaudited)              (audited)
                                                                            February 29, 2004       November 30, 2003
                                                                             ----------------       ----------------
ASSETS
Current assets
Cash and cash equivalents                                                    $      1,358,461       $      1,638,271
Investments                                                                         6,042,463              6,213,825
Accounts receivable, net of allowances of approximately $2,000                      1,927,628              1,315,021
Inventory                                                                             145,706                146,239
Prepaid expenses and other current assets                                             336,743                392,783
                                                                             ----------------       ----------------
                                                                                    9,811,001              9,706,139

Property and equipment, net                                                         1,217,178              1,133,419
Product software development costs                                                    485,445                441,020
Accounts receivable, non-current                                                    1,474,674              1,474,674
Other assets                                                                          142,642                163,059
Investment in joint venture                                                                 -                      -
                                                                             ----------------       ----------------
                                                                             $     13,130,940       $     12,918,311
                                                                             ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $      1,104,789       $        975,724
Leases payable, current portion                                                       113,518                 73,463
Accrued salaries and commissions                                                      226,157                565,524
Fees reimbursable to health plans                                                     233,586                182,359
Contract billings in excess of revenues                                             1,974,684              1,717,657
Deferred warranty revenue                                                              31,520                 33,235
Income taxes payable                                                                    4,000                  6,810
                                                                             ----------------       ----------------
                                                                                    3,688,254              3,554,772

Leases payable - long term                                                            133,072                 44,429
Contract billings in excess of revenue - long term                                  2,270,928              2,270,928
                                                                             ----------------       ----------------
                                                                                    6,092,254              5,870,129

Commitments and Contingencies
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized; 14,695,750 and
   14,627,384 shares issued and 14,673,750 and
   14,605,384 outstanding, respectively                                                14,695                 14,627
Paid-in capital                                                                    33,630,244             33,380,751
Accumulated deficit                                                               (26,526,986)           (26,264,572)
Accumulated other comprehensive income
   Unrealized loss on securities available for sale                                    (3,642)                (6,999)
                                                                             ----------------       ----------------
                                                                                    7,114,311              7,123,807

Less treasury stock at cost, 22,000 common shares                                     (75,625)               (75,625)
                                                                             ----------------       ----------------
Total stockholders' equity                                                          7,038,686              7,048,182
                                                                             ----------------       ----------------
                                                                             $     13,130,940       $     12,918,311
                                                                             ================       ================


                    See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                            For the Three        For the Three
                                                                            Months Ended          Months Ended
                                                                          February 29, 2004    February 28, 2003
                                                                          -----------------    -----------------
Revenue
   Disease Management services                                             $    3,739,221       $    3,605,013
   Medical equipment                                                               53,599               61,031
                                                                           --------------       --------------
                                                                                3,792,820            3,666,044

Cost of revenue
   Disease management services                                                  1,963,985            1,548,417
   Medical equipment                                                               37,213               46,076
                                                                           --------------       --------------
                                                                                2,001,198            1,594,493
                                                                           --------------       --------------

Gross profit                                                                    1,791,622            2,071,551
                                                                           --------------       --------------

Selling, general and administrative expenses                                    1,746,155            1,556,351
Research and development expenses                                                 254,419              250,841
                                                                           --------------       --------------

(Loss) income from operations                                                    (208,952)             264,359

Interest expense                                                                   (6,698)              (6,987)
Interest income                                                                    23,533               49,617
Loss in operations of joint venture                                               (75,000)                   -
Other income                                                                        8,703                    -
                                                                           --------------       --------------
(Loss) income before income tax provision                                        (258,414)             306,989

Provision for state income taxes                                                   (4,000)             (16,000)
                                                                           --------------       --------------

Net (loss) income                                                          $     (262,414)      $      290,989
                                                                           ==============       ==============

Basic (loss) income per share
   Weighted average shares outstanding                                         14,644,546           14,516,959
                                                                           ==============       ==============
   Basic (loss) earnings per share                                         $         (.02)      $          .02
                                                                           ==============       ==============


Diluted (loss) income per share
   Weighted average shares outstanding                                         14,644,546           16,292,207
                                                                           ==============       ==============
   Diluted earnings per share                                              $         (.02)      $          .02
                                                                           ==============       ==============



                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)


                                                                              For the Three        For the Three
                                                                               Months Ended        Months Ended
                                                                            February 29, 2004    February 28, 2003
                                                                            -----------------    -----------------
Net (loss) income                                                              $   (262,414)         $   290,989

Other comprehensive income
   Unrealized gain (loss) on securities available for sale                             3,766             (12,527)

   Less:  reclassification adjustment for gains included
        in net (loss) income                                                           (409)              (3,609)
                                                                               ------------          -----------
Comprehensive (loss) income                                                    $   (259,057)         $   274,853
                                                                               ============          ===========




                 See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended February 29, 2004
                                                           (Unaudited)


                                                                                      Accumulated
                                                                                         Other      Common Stock
                                            Common Stock                                Compre-    Held in Treasury
                                        --------------------  Paid-in     Accumulated   hensive   --------------------
                                          Shares     Amount    Capital      Deficit     Income      Shares    Amount       Total
                                          ------     ------    -------      -------     ------      ------    ------       -----
Balance - November 30, 2003             14,627,384  $14,627  $33,380,751 $(26,264,572)  $(6,999)    22,000   $(75,625)   $7,048,182

Exercise of stock options and warrants      68,366       68      233,697                                                    233,765

Amortization of non-employee
 stock options                                                    15,796                                                     15,796

Net loss for the three months
 ended February 29, 2004                                                      (262,414)                                    (262,414)

Change in unrealized holding
 losses on securities available
 for sale                                                                                  3,357                              3,357
                                        ----------  -------  -----------  ------------   -------    ------   --------    ----------

Balance - February 29, 2004             14,695,750  $14,695  $33,630,244  $(26,526,986)  $(3,642)   22,000   $(75,625)   $7,038,686
                                        ==========  =======  ===========  ============   =======    ======   ========    ==========



                           See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                            For the Three        For the Three
                                                                            Months Ended          Months Ended
                                                                          February 29, 2004    February 28, 2003
                                                                          -----------------    -----------------
Cash flows from operating activities:
     Net (loss) income                                                     $       (262,414)     $       290,989

Adjustments to reconcile net (loss) income to cash and cash
  equivalents (used in) provided by operating activities:
     (Gain) loss on sale of investments                                                (409)               3,609
     Loss in operations of joint venture                                             75,000                    -
     Depreciation and amortization                                                  111,768               94,041
     Amortization of non-employee stock options                                      15,796                7,467
     Amortization of bond discounts and premiums                                     39,695                    -
     (Increase) decrease in
          Accounts receivable                                                      (612,607)          (2,412,268)
          Inventory                                                                     533                9,629
          Prepaid expenses and other current assets                                  56,040                8,954
     Increase (decrease) in
          Accounts payable and accrued liabilities                                 (114,075)             399,887
          Contract billings in excess of revenues                                   255,312              495,414
     Other, net                                                                      12,063              (24,000)
                                                                           ----------------      ---------------
     Total adjustments                                                             (160,884)          (1,417,267)
                                                                           ----------------      ---------------
                                                                                   (423,298)          (1,126,278)
                                                                           ----------------      ---------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                          2,678,560            4,087,398
     Purchases of securities available for sale                                  (2,543,127)          (3,493,361)
     Capital expenditures                                                           (84,876)             (91,984)
     Investment in joint venture                                                   (120,000)                   -
                                                                           ----------------      ---------------
                                                                                    (69,443)             502,053
                                                                           ----------------      ---------------

Cash flows from financing activities:
     Payments for capital leases                                                    (20,834)             (16,908)
     Proceeds from issuance of common stock                                         233,765               78,653
                                                                           ----------------      ---------------
                                                                                    212,931               61,745
                                                                           ----------------      ---------------

Net decrease in cash and cash equivalents                                          (279,810)            (562,480)
Cash and cash equivalents at beginning of period                                  1,638,271            2,383,123
                                                                           ----------------      ---------------

Cash and cash equivalents at end of period                                 $      1,358,461      $     1,820,643
                                                                           ================      ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                              $          6,698      $         7,000
     Income taxes                                                                     8,300               39,000



                     See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

Note 2 - Revenue Recognition

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for membership retroactivity and where the results are less then the contracted measured targets. The Company adjusts or defers revenue for contracts where it believes results could be less then the contracted measured targets, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of February 29, 2004, based on information and data available, the Company has deferred approximately $4,200,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Revenue Recognition (continued)

The contract billings in excess of revenues on the balance sheet represent fees which are subject to a reconciliation process. In contracts where the Company believes results could be less then the contracted measured targets the revenue from that agreement, which is estimated to be subject to refund, is deferred in accordance with our revenue recognition policy. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. If future reconciliations provide positive results, revenue will be recorded at that time. Although the majority of contracts entered into by the company are multi-year agreements, the Regence Oregon and Washington contracts were terminated early, as of January 31, 2003. As of February 29, 2004, non-current accounts receivable includes approximately $1,500,000 for services rendered and owed on the Regence Oregon and Washington contracts.

Note 3 - Investments in Securities

Investment in securities available-for-sale as of February 29, 2004 were as follows:

                                                                                                    Unrealized Gain
                                                               Cost            Market Value             (Loss)
                                                        ----------------      --------------         -----------

         Corporate debt securities                      $      4,413,252      $    4,410,337         $    (2,915)
         U.S. Government short term obligations
                                                               1,632,853           1,632,126                (727)
                                                        ----------------      --------------         -----------
                                                        $      6,046,105      $    6,042,463         $    (3,642)
                                                        ================      ==============         ===========

Note 4 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market.
Inventories consist of the following:

                                                        February 29, 2004        November 30,
                                                           (Unaudited)               2003
                                                        ----------------      ---------------
         Raw materials (component parts)                $        119,115      $       119,228
         Finished units                                           26,591               27,011
                                                        ----------------      ---------------
                                                        $        145,706      $       146,239
                                                        ================      ===============

Note 5 - Product Software Development Costs

During the three months ended February 29, 2004, the Company capitalized approximately $74,000 in product software development costs. These costs are amortized over a five-year useful life.

During the three months ended February 29, 2004, amortization costs related to product software development costs were approximately $29,000.

Note 6 - Investment in Joint Venture

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of February 29, 2004, the Company has recorded losses to date of approximately $674,000 bringing the investment in joint venture to zero. This joint venture in not a variable interest entity and there for is not required to be consolidated under the provisions of FIN 46.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                         February 29, 2004      November 30, 2003
                                                             (Unaudited)
                                                         -----------------     ------------------
          Account payable trade                          $         563,020     $          479,472
          Insurance premiums payable                               156,134                183,243
          Other accrued expenses - none in
            excess of 5% of current liabilities                    385,635                313,009
                                                         -----------------     ------------------
                                                         $       1,104,789     $          975,724
                                                         =================     ==================

Note 8 - Business Segment Information

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

Summarized financial information by operating segment for three months ended February 29, 2004 and February 28, 2003, is as follows:

                                                                    Three Months Ended
                                                        -----------------------------------------
                                                         February 29, 2004      February 28, 2003
          Revenue
             Disease management services                 $     3,739,221          $   3,605,013
             Medical equipment sales                              53,599                 61,031
                                                         ---------------          -------------
                                                         $     3,792,820          $   3,666,044
                                                         ===============          =============

          Income (loss) before income taxes:
             Disease management services                 $       212,467          $     839,627
             Medical equipment sales                              12,452                 14,955
                                                         ---------------          -------------
          Total segments                                         224,919                854,582
          General corporate expenses - net                      (483,333)              (547,593)
                                                         ---------------          -------------
                                                         $      (258,414)         $     306,989
                                                         ===============          =============

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 -Stock-Based Compensation

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

                                                                  Three Months Ended
                                                      --------------------- ---------------------
                                                       February 29, 2004     February 28, 2003
          Net (loss) income, as reported                 $       (262,414)     $        290,989

          Deduct: Total stock-based
          employee compensation
          expense determined under
          fair value based method for all
          awards, net of related tax
          effects                                                (271,386)             (147,692)
                                                         ----------------      ----------------

          Pro forma net (loss) income                    $       (533,800)     $        143,297
                                                         ================      ================

          Weighted average common
            shares outstanding                                 14,644,546            14,516,959

          Dilutive effect of stock options and
            warrants                                                    -             1,775,248
                                                         ----------------      ----------------

          Diluted shares outstanding                            14,644,546           16,292,207
                                                         ================      ================
          (Loss) earning per share:

          Basic, as reported                             $           (.02)     $            .02
                                                         ================      ================
          Basic, pro forma                               $           (.04)     $            .01
                                                         ================      ================
          Diluted, as reported                           $           (.02)     $            .02
                                                         ================      ================
          Diluted, pro forma                             $           (.04)     $            .01
                                                         ================      ================

Potentially dilutive options and warrants to purchase 2,208,491 shares of the common stock were outstanding as of February 29, 2004, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 29,725 shares of common stock were outstanding as of February 29, 2004 but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 10 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at February 29, 2004 and November 30, 2003.

Note 11 - Commitments and Contingencies

Litigation

On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. Regence has since amended its demand, and now claims nearly $17,000,000, of which approximately half relates to IHMC. Settlement discussions have taken place and discovery has been scheduled. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC has denied the claims of Regence and asserted counter claims. In addition, HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. Initially, the company sued over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

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

Sales Guarantees

Typically, the Company's fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company's results of operations.

Purchase Commitments

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of February 29, 2004 total open commitments under these purchase orders are approximately $291,000.

Note 12 - Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended February 29, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of February 29, 2004, we had contracts to provide these services to 13 health plans in 8 states covering approximately 2.2 million health plan members.

As of February 29, 2004, the Company continues to provide services in its current Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. This program commenced enrollment in January 2004.

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

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended February 29, 2004. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policy to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to five years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance- based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for membership retroactivity and where the results are less then the contracted measured targets. We adjust or defer revenue for contracts where we believe results could be less then the contracted measured targets, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of February 29, 2004, based on information and data available, we deferred approximately $4,200,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.


The contract billings in excess of revenues on the balance sheet represent fees which are subject to a reconciliation process. In contracts where we believe results could be less then the contracted measured targets the revenue from that agreement, which is estimated to be subject to refund, is deferred in accordance with our revenue recognition policy. We believe these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. If future reconciliations provide positive results, revenue will be recorded at that time.

As of February 29, 2004, approximately 68.5% of disease management services were derived from four health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                         % For Three Months Ended       Period-to-Period
                                                       February 29,     February 28,       % Change
                                                           2004             2003              2004
                                                           ----             ----              ----
        Revenue                                            100.0    %       100.0    %         3.5  %
        Cost of revenue                                     52.8             43.5             25.5
        Gross Profit                                        47.2             56.5            (13.5)
        Selling general and administrative                  46.0             42.5             12.2
        Research and development                             6.7              6.8              1.4
        Loss (income) from operations                       (5.5)             7.2               *
        Interest expense                                    (0.2)            (0.2)            (4.1)
        Interest income, net                                 0.6              1.4            (52.6)
        Loss on operations of joint venture                 (2.0)              -                *
        Other income                                         0.3               -                *
        (Loss) income before tax (provision) benefit        (6.8)             8.4               *
        Income tax (provision) benefit                      (0.1)            (0.5)           (75.0)
        Net (loss) income                                   (6.9)             7.9               *

* Not meaningful


Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Revenue for the three months ended February 29, 2004 increased approximately $127,000 or 3.5% over the three months ended February 28, 2003. This increase consists of approximately $1.2 million of additional revenue related to expansion of existing contracts and a new contract entered into since February 28, 2003. This increase was offset by a reduction of revenue of approximately $1.1 million related to market exits and reductions in membership under existing disease management programs and the termination of disease management programs under HeartMasters agreements with Regence of Oregon, and Washington, termination of disease management programs with Regence of Idaho, and Utah and the renegotiation of a contract with a customer in Oregon.

Gross profit margins for the three months ended February 29, 2004 decreased to 47.2% from 56.5% for the three months ended February 28, 2003. This decrease was due to the increased costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $350,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for the three months ended February 29, 2004 increased approximately $189,000 or 12.2% compared to the three months ended February 28, 2003. The increase was primarily due to an increase in both executive and administrative staff, and costs associated with negotiating and closing new disease management services contracts.

Research and development expenses for the three months ended February 29, 2004 remain relatively flat compared to the three months ended February 28, 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint venture for the three months ended February 29, 2004 was generated primarily from legal fees associated the arbitration between Regence of Washington and Oregon and HeartMasters LLC.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $31,000,000 less applicable expenses.

We had working capital of approximately $6,123,000 at February 29, 2004 compared to working capital of approximately $6,151,000 at November 30, 2003 and ratios of current assets to current liabilities of 2.6:1 as of February 29, 2004, and 2.7:1 as of November 30, 2003. The working capital decrease of approximately $28,000 was due to a net loss of approximately $262,000 offset by the proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $234,000. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Associated. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of February 29, 2004 the entire $1,000,0000 was available under this credit line.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of February 29, 2004 in the periods indicated.

             Contractual
             Obligations                                          Payments Due by Period
  ----------------------------------- ---------------- ------------------- --------------- ---------------- --------------
                                           Total        Less than 1 year     1-3 years        4-5 years     After 5 years
  ----------------------------------- ---------------- ------------------- --------------- ---------------- --------------
  Long-Term Debt                      $             -  $              -    $            -  $           -     $        -
  Capital Lease Obligations                   277,000           132,000           145,000              -              -
  Operating Leases                          1,589,000           507,000           953,000        129,000              -
  Unconditional Purchase Obligations          291,000           291,000                 -              -              -
  Other Long-Term Obligations               1,054,000           661,000           394,000              -              -
  Total Contractual Cash Obligations  $     3,212,000  $      1,591,000    $    1,492,000  $     129,000     $        -
  ----------------------------------- ---------------- ------------------- --------------- ---------------- ------------

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

         On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 relates to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. Regence has since amended its demand, and now claims nearly $17,000,000, of which approximately half relates to IHMC. Settlement discussions have taken place and discovery has been scheduled. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC has denied the claims of Regence and asserted counter claims. In addition, HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. Initially, the company sued over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

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

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

         31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. - Section 1350.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QMed, Inc.




                                     By: /s/ Michael W. Cox
                                        ----------------------------------------
                                        Michael W. Cox
                                        President and Chief Executive Officer


                                     By: /s/ William T. Schmitt, Jr.
                                        ----------------------------------------
                                        William T. Schmitt, Jr.
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

April 14, 2003