Form 10-Q
period 2004-05-31
QMED INC
filed 2004-07-01
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: May 31, 2004 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _______________

                         Commission file number: 0-11411

                                   QMed, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-2468665
--------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 25 Christopher Way, Eatontown, New Jersey                        07724
-------------------------------------------                     ----------
  (Address of principal executive offices)                      (Zip Code)

                                 (732) 544-5544
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's common stock outstanding on on June 23, 2004: 14,767,023.

Part I.
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (unaudited)             (audited)
                                                                                May 31, 2004        November 30, 2003
                                                                             -----------------      -----------------
ASSETS
Current assets
Cash and cash equivalents                                                    $       1,043,521      $       1,638,271
Investments                                                                          5,758,059              6,213,825
Accounts receivable, net of allowances of approximately $2,000                       1,319,127              1,315,021
Inventory                                                                              136,868                146,239
Prepaid expenses and other current assets                                              244,986                392,783
                                                                             -----------------      -----------------
                                                                                     8,502,561              9,706,139

Property and equipment, net                                                          1,283,178              1,133,419
Product software development costs                                                     676,423                441,020
Accounts receivable, non-current                                                             -              1,474,674
Other assets                                                                           138,977                163,059
Investments in joint ventures                                                            5,000                      -
                                                                             -----------------      -----------------
                                                                             $      10,606,139      $      12,918,311
                                                                             =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $         996,252      $         975,724
Leases payable, current portion                                                        100,594                 73,463
Accrued salaries and commissions                                                       684,348                565,524
Fees reimbursable to health plans                                                    1,086,364                182,359
Contract billings in excess of revenues                                              1,717,191              1,717,657
Deferred warranty revenue                                                               27,304                 33,235
Income taxes payable                                                                     8,000                  6,810
                                                                             -----------------      -----------------
                                                                                     4,620,053              3,554,772

Leases payable - long term                                                             220,847                 44,429
Contract billings in excess of revenue - long term                                           -              2,270,928
                                                                             -----------------      -----------------
                                                                                     4,840,900              5,870,129

Commitments and Contingencies
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized;
   14,767,023 and 14,627,384 shares issued and 14,745,023 and
   14,605,384 outstanding, respectively                                                 14,766                 14,627
Paid-in capital                                                                     33,799,341             33,380,751
Accumulated deficit                                                                (27,959,255)           (26,264,572)
Accumulated other comprehensive income
   Unrealized loss on securities available for sale                                    (13,988)                (6,999)
                                                                             -----------------      -----------------
                                                                                     5,840,864              7,123,807

Less treasury stock at cost, 22,000 common shares                                      (75,625)               (75,625)
                                                                             -----------------      -----------------
Total stockholders' equity                                                           5,765,239              7,048,182
                                                                             -----------------      -----------------
                                                                             $      10,606,139      $      12,918,311
                                                                             =================      =================


                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                             QMED, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                   For the Three      For the Three       For the Six       For the Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                   May 31, 2004       May 31, 2003       May 31, 2004       May 31, 2003
                                                   ------------       ------------       ------------       ------------
Revenue
   Disease management services                    $    3,667,570     $    3,245,017     $    7,406,791    $    6,850,030
   Medical equipment                                      57,311             71,684            110,910           132,715
                                                  --------------     --------------     --------------    --------------
                                                       3,724,881          3,316,701          7,517,701         6,982,745
                                                  --------------     --------------     --------------    --------------

Cost of revenue
   Disease management services                         2,649,454          1,596,584          4,613,439         3,145,001
   Medical equipment                                      41,491             34,132             78,704            80,208
                                                  --------------     --------------     --------------    --------------
                                                       2,690,945          1,630,716          4,692,143         3,225,209
                                                  --------------     --------------     --------------    --------------

Gross profit                                           1,033,936          1,685,985          2,825,558         3,757,536
                                                  --------------     --------------     --------------    --------------

Selling, general and
  administrative expenses                              2,104,908          2,089,566          3,851,063         3,645,917
Research and development expenses                        243,871            195,721            498,290           446,562
                                                  --------------     --------------     --------------    --------------

Loss from operations                                  (1,314,843)          (599,302)        (1,523,795)         (334,943)

Interest expense                                          (9,026)            (5,776)           (15,724)          (12,763)
Interest income                                           25,350              7,127             48,883            56,744
Loss in operations of                                  (129,750)                              (204,750)
  joint ventures
Other income                                                   -                                 8,703
                                                  --------------     --------------     --------------    --------------
Loss before income tax
  (provision) benefit                                 (1,428,269)          (597,951)        (1,686,683)         (290,962)

(Provision) benefit for
  state income taxes                                      (4,000)            10,500             (8,000)           (5,500)
                                                  --------------     --------------     --------------    --------------

Net loss                                          $   (1,432,269)    $     (587,451)    $   (1,694,683)   $     (296,462)
                                                  ==============     ==============     ==============    ==============

Basic and Diluted loss
  per share
   Weighted average shares outstanding                14,737,312         14,555,717         14,695,582        14,536,551
                                                  --------------     --------------     --------------    --------------
   Basic loss per share                           $         (.10)    $         (.04)    $         (.12)   $         (.02)
                                                  ==============     ==============     ==============    ==============


                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)



                                                  For the Three       For the Three       For the Six       For the Six
                                                  Months Ended        Months Ended       Months Ended       Months Ended
                                                  May 31, 2004        May 31, 2003       May 31, 2004       May 31, 2003
                                                  ------------        ------------       ------------       ------------
Net loss                                         $   (1,432,269)    $     (587,451)    $   (1,694,683)   $     (296,462)

Other comprehensive income
   Unrealized loss on securities
   available for sale                                    (7,674)            (8,660)            (3,908)          (21,187)

Less:  reclassification adjustment for
  (gains) losses included in net (loss)                  (2,672)             32,453            (3,081)            28,844
  income
                                                 --------------     --------------     --------------    --------------

Comprehensive loss                               $   (1,442,615)    $     (563,658)    $   (1,701,672)   $     (288,805)
                                                 ==============     ==============     ==============    ==============


                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Six Months Ended May 31, 2004
                                                           (Unaudited)



                                                                                    Accumulated     Common Stock
                                    Common Stock                                      Other       Held in Treasury
                              ----------------------    Paid-in      Accumulated   Comprehensive -------------------
                                Shares       Amount     Capital         Deficit       Income     Shares     Amount         Total
                                ------       ------     -------      ------------  ------------- ------     ------         -----
Balance - November 30, 2003   14,627,384   $ 14,627   $ 33,380,751   $(26,264,572)   $ (6,999)   22,000   $ (75,625)   $  7,048,182

Exercise of stock options
 and warrants                    139,639        139        392,573                                                          392,712

Amortization of non-employee
 stock options                                              26,017                                                           26,017

Net loss for the six months
 ended May 31, 2004                                                    (1,694,683)                                       (1,694,683)

Change in unrealized holding
 losses on securities
 available for sale                                                                    (6,989)                               (6,989)
                              ----------   --------   ------------   ------------    --------    ------   ---------    ------------

Balance - May 31, 2004        14,767,023   $ 14,766   $ 33,799,341   $(27,959,255)   $(13,988)   22,000   $ (75,625)   $  5,765,239
                              ==========   ========   ============   ============    ========    ======   =========    ============



                               See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                              For the Six Months     For the Six Months
                                                                              Ended May 31, 2004     Ended May 31, 2003
                                                                              ------------------     ------------------
Cash flows from operating activities:
     Net loss                                                                   $   (1,694,683)        $     (296,462)

Adjustments to reconcile net loss to net cash used by operating activities:
     (Gain) loss on sale of investments                                                 (3,081)                28,844
     Loss in operations of joint ventures                                              204,750                      -
     Depreciation and amortization                                                     230,488                193,947
     Amortization of non-employee stock options                                         26,017                 12,444
     Amortization of bond discounts and premiums                                        82,248                 27,483
     (Increase) decrease in
          Accounts receivable                                                           (4,106)            (2,030,049)
          Inventory                                                                      9,371                 24,846
          Prepaid expenses and other current assets                                    147,797               (300,711)
     Increase (decrease) in
          Accounts payable and accrued liabilities                                   1,169,752                802,234
          Contract billings in excess of revenues and deferred revenue                (802,651)               487,381
     Other, net                                                                         14,354                347,178
                                                                                --------------         --------------
     Total adjustments                                                               1,074,939               (406,403)
                                                                                --------------         --------------
                                                                                      (619,744)              (702,865)
                                                                                --------------         --------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                             5,424,648              8,180,399
     Purchases of securities available for sale                                     (5,055,038)            (8,483,100)
     Capital expenditures                                                             (345,521)              (173,791)
     Investment in joint venture                                                      (336,145)                     -
                                                                                --------------         --------------
                                                                                      (312,056)              (476,492)
                                                                                --------------         --------------

Cash flows from financing activities:
     Payments for capital leases                                                       (55,662)               (33,208)
     Proceeds from issuance of common stock                                            392,712                218,615
                                                                                --------------         --------------
                                                                                       337,050                185,407
                                                                                --------------         --------------

Net decrease in cash and cash equivalents                                             (594,750)              (993,950)
Cash and cash equivalents at beginning of period                                     1,638,271              2,383,123
                                                                                --------------         --------------

Cash and cash equivalents at end of period                                      $    1,043,521         $    1,389,173
                                                                                ==============         ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period
     for:
     Interest                                                                   $       15,724         $       12,776
     Income taxes                                                                        8,300                 39,000



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

Note 2 - Revenue Recognition

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for membership retroactivity. The Company adjusts or defers revenue for contracts where it believes results could be less then the contracted measured targets, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of May 31, 2004, based on information and data available, the Company has deferred approximately $ 1,717,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

Note 2 - Revenue Recognition (continued)

Although the majority of contracts entered into by the company are multi-year agreements, the Regence Oregon and Washington contracts were terminated early, as of January 31, 2003. As of November 30, 2003, non-current accounts receivable included $1,474,674 for services rendered on the Regence Oregon and Washington contracts. At May 31, 2004, as a result of the settlement with the Regence Group (see note 12), these outstanding receivables were offset against the related deferred revenue.

Note 3 - Investments in Securities

Investment in securities available-for-sale as of May 31, 2004 were as follows:

                                                                 Unrealized Gain
                                           Cost     Market Value     (Loss)
                                           ----     ------------ ---------------
Corporate debt securities              $ 4,521,448  $ 4,512,055    $  (9,393)
Certificates of deposit                    117,625      116,253       (1,372)
U.S. Government short term obligations
                                         1,132,974    1,129,751       (3,223)
                                       -----------  -----------    ---------
                                       $ 5,772,047  $ 5,758,059    $ (13,988)
                                       ===========  ===========    =========

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 4 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                      May 31, 2004         November 30,
                                       (Unaudited)             2003
                                   ----------------      ---------------

Raw materials (component parts)    $        117,385      $       119,228
Finished units                               19,483               27,011
                                   ----------------      ---------------
                                   $        136,868      $       146,239
                                   ================      ===============


Note 5 - Product Software Development Costs

During the three and six months ended May 31, 2004, the Company capitalized approximately $220,000 and $294,000 in product software development costs, respectively. These costs are amortized over a five-year useful life.

During the three and six months ended May 31, 2004, amortization costs related to product software development costs were approximately $29,000 and $59,000, respectively.

Note 6 - Investments in Joint Ventures

The Company has a 50% interest in HeartMasters, LLC. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of May 31, 2004, the Company has recorded losses to date of approximately $801,000 bringing the investment in joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of May 31, 2004, the Company has recorded losses to date of approximately $3,000 bringing its investment in this joint venture to $5,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                              May 31, 2004        November 30,
                                               (Unaudited)           2003
                                            ---------------     ---------------

 Account payable trade                      $       557,020     $       479,472
 Insurance premiums payable                         106,362             183,243
 Other accrued expenses - none in
   excess of 5% of current liabilities              332,870             313,009
                                            ---------------     ---------------
                                            $       996,252     $       975,724
                                            ===============     ===============

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8 - Fees Reimbursable to Health Plans

Fees reimbursable to health plans include amounts due health plan as part of the contract reconciliation process.. As of May 31, 2004 approximately $941,000 in these fees were payable to health plans resulting from contract reconciliations.

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

Summarized financial information by operating segment for three and six months ended May 31, 2004 and 2003, is as follows:

                                                Three Months Ended
                                     -------------------------------------------
                                         May 31, 2004            May 31, 2003
                                      -----------------       -----------------
                                         (Unaudited)             (Unaudited)
Revenue
   Disease management services        $       3,667,570       $       3,245,017
   Medical equipment sales                       57,311                  71,684
                                      -----------------       -----------------
                                      $       3,724,881       $       3,316,701
                                      =================       =================


(Loss) income before income taxes:
   Disease management services        $        (622,223)      $          40,110
   Medical equipment sales                       15,820                   9,347
                                      -----------------       -----------------
Total segments                                 (606,403)                 49,457
General corporate expenses - net               (821,866)               (647,408)
                                      -----------------       -----------------
                                      $      (1,428,269)      $        (597,951)
                                      =================       =================

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 9 - Business Segment Information (continued)

                                                  Six Months Ended
                                     ------------------------------------------
                                        May 31, 2004            May 31, 2003
                                      -----------------      -----------------
                                         (Unaudited)             (Unaudited)
Revenue
   Disease management services        $       7,406,791      $       6,850,030
   Medical equipment sales                      110,910                132,715
                                      -----------------      -----------------
                                      $       7,517,701      $       6,982,745
                                      =================      =================

(Loss) income before income taxes:
   Disease management services        $        (409,756)     $         879,737
   Medical equipment sales                       32,235                 24,302
                                      -----------------      -----------------
Total segments                                 (377,521)               904,039

General corporate expenses - net             (1,309,162)            (1,195,001)
                                      -----------------      -----------------

                                      $      (1,686,683)     $        (290,962)
                                      =================      =================


Note 10 - Stock-Based Compensation

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

                                           Three Months Ended                      Six Months Ended
                                   -----------------------------------   -----------------------------------
                                     May 31, 2004       May 31, 2003       May 31, 2004       May 31, 2003
                                    --------------     --------------     --------------     --------------
                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)
    Net loss, as reported           $   (1,432,269)    $     (587,951)    $   (1,694,683)    $     (296,462)

    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax
    effects                                297,403            216,961            568,789            364,653
                                    --------------     --------------     --------------     --------------

    Pro forma net loss              $   (1,729,672)    $     (804,912)    $   (2,263,472)    $     (661,115)
                                    ==============     ==============     ==============     ==============

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 10 - Stock-Based Compensation (continued)

                                           Three Months Ended                      Six Months Ended
                                   -----------------------------------   -----------------------------------
                                     May 31, 2004       May 31, 2003       May 31, 2004       May 31, 2003
                                    --------------     --------------     --------------     --------------
                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)
    Weighted average common
    shares outstanding                  14,733,310         14,555,717         14,689,173         14,536,551

    Dilutive effect of stock
    options and warrants                         -                  -                  -                  -
                                    --------------     --------------     --------------     --------------

    Diluted shares outstanding          14,733,310         14,555,717         14,689,173         14,536,551
                                    ==============     ==============     ==============     ==============

    Loss per share:

    Basic and Diluted,
      As reported                   $         (.10)    $         (.04)    $         (.12)    $         (.02)
                                    ==============     ==============     ==============     ==============
    Basic and Diluted,
         pro forma                  $         (.12)    $         (.06)    $         (.15)    $         (.05)
                                    ==============     ==============     ==============     ==============

Potentially dilutive options and warrants to purchase 2,136,496 and 2,245,755 shares of the common stock were outstanding for the three and six months ending May 31, 2004, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 19,686 shares of common stock were outstanding as of May 31, 2004 but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

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

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 11 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at May 31, 2004 and November 30, 2003.

Note 12 - Commitments and Contingencies

Litigation
----------
On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $-0- and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursed by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, the Company has increased its reserve estimate to $1,150,001, which has resulted in a reduction in current revenue of approximately $353,000. The Company has made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment is subject to refund with interest based upon certain recovery targets under the Centre Insurance arbitration, if successful. HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, had received a Demand for Arbitration before the American Arbitration Association of approximately $17,000,000 plus interest, of which approximately $8,500,000 had related to IHMC, for claims under certain terminated disease management agreements. The claims had alleged a breach of the disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC had received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period which had asserted that the outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data."

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any additional amounts we may be required to pay will not have a material effect on the financial statements.

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

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of May 31, 2004 total open commitments under these purchase orders are approximately $313,000.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, diabetes, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of May 31, 2004, we had contracts to provide these services to 14 health plans in 11 states covering approximately 2.3 million health plan members and 2 medicare demonstration projects operating in 3 states.

As of May 31, 2004, the Company continues to provide services in its current Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. This program commenced enrollment in January 2004.

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

     o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, diabetes, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
     o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
     o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
     o the impact of future state and federal healthcare legislation and regulations on our ability to deliver services
     o the financial health of our customers and their willingness to purchase our services
     o    the impact of litigation or arbitration
     o    general economic conditions


We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended May 31, 2004. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policy to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance- based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for membership retroactivity. We adjust or defer revenue for contracts where we believe results could be less then the contracted measured targets, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of May 31, 2004, based on information and data available, we deferred approximately $1,717,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

As of May 31, 2004, approximately 62.2% of disease management services were derived from four health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                              For the           For the
                                                                                               Three              Six
                                                                                               Months           Months
                       For the Three Months Ended             For the Six Months             Ended May        Ended May
                                May 31,                         Ended May 31,                   31,              31,
                     -------------------------------    -------------------------------     -------------    -------------
                                                                                              2004 vs.         2004 vs.
                         2004              2003             2004              2003              2003             2003
                     --------------    -------------    --------------    -------------     -------------    -------------
Revenue                100.0  %           100.0  %         100.0  %          100.0  %           12.3  %             7.7  %
Cost of revenue         72.2               49.2             62.4              46.2              65.0               45.5
                     ----------        ----------       ----------        ----------
Gross Profit            27.8               50.8             37.6             53.8              (38.7)             (24.8)

Selling general
and administrative      56.5               63.0             51.2             52.2                0.7                5.6

Research and
development              6.5                5.9              6.6              6.4               24.6               11.6
                     ----------        ----------       ----------        ----------

Loss from
operations             (35.3)             (18.1)           (20.3)             (4.8)            119.4              354.9

Interest expense        (0.2)              (0.2)            (0.2)             (0.2)             56.3               23.2

Interest income,
net                      0.7                0.2              0.7               0.8             255.7              (13.9)

Loss on operations
of joint venture        (3.5)               -               (2.7)              -                 -                  *

Other income             -                                   0.1               -                 -                  *
                     ----------        ----------       ----------        ----------
Loss before tax
(provision) benefit    (38.3)             (18.0)           (22.4)             (4.2)            138.9              479.7

Income tax
(provision) benefit     (0.1)               0.3             (0.1)              -              (138.1)              45.5
                     ----------        ----------       ----------        ----------
Net loss               (38.5)             (17.7)           (22.5)             (4.2)            143.8              471.6
                     ==========        ==========       ==========        ==========


* Not meaningful

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31,2003

Revenue for the three months ended May 31, 2004 increased approximately $408,000 or 12.3% over the three months ended May 31, 2003. This increase consists of (i) approximately $1.1 million of additional revenue related to expansion of existing contracts and the addition of new contracts entered into since May 31, 2003 and (ii) recognition of approximately $163,000 related to recognition of revenue previously deferred. This increase was offset by a reduction of revenue of (i) approximately $492,000 related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and the renegotiation of a contract with a customer in Oregon and (ii) a reduction of approximately $353,000 related an increase in management's deferred revenue estimate related to its settlement with the Regence Group.

Gross profit margins for the three months ended May 31, 2004 decreased to 27.8% from 50.8% for the three months ended May 31, 2003. This decrease was primarily due to a reduction of revenue of approximately $353,000 related to an increase in management's deferred revenue estimate related to its settlement with the Regence Group and implementation costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $454,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for the three months ended May 31, 2004 remain relatively flat compared to the three months ended May 31, 2003 at approximately $2.1 million.

Research and development expenses for the three months ended May 31, increased approximately $48,000 or 24.6% compared to the three months ended May 31, 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint venture for the three months ended May 31, 2004 was generated primarily from legal fees associated the arbitration between Regence of Washington and Oregon and HeartMasters LLC.

Six Months Ended May 31, 2004 Compared to Six Months Ended May 31,2003

Revenue for the six months ended May 31, 2004 increased approximately $535,000 or 7.7% over the six months ended May 31, 2003. This increase consists of (i) approximately $2.0 million of additional revenue related to expansion of existing contracts and the addition of new contracts entered into since May 31, 2003 and (ii) recognition of approximately $163,000 related to recognition of revenue previously deferred. This increase was offset by a reduction of revenue of (i) approximately $1.2 million related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and the renegotiation of a contract with a customer in Oregon and (ii) a reduction of approximately $353,000 related an increase in management's deferred revenue estimate related to its settlement with the Regence Group.

Gross profit margins for the six months ended May 31, 2004 decreased to 37.6% from 53.8% for the six months ended May 31, 2003. This decrease was primarily due to a reduction of revenue of approximately $353,000 related to an increase in management's deferred revenue estimate related to its settlement with the Regence Group and implementation costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $804,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for the six months ended May 31, 2004 increased approximately $205,000 or 5.6% compared to the six months ended May 31,, 2003. The increase was primarily due to an increase in both executive and administrative staff, and costs associated with negotiating and closing new disease management services contracts.

Research and development expenses for the six months ended May 31, increased approximately $52,000 or 11.6% compared to the six months ended May 31, 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint venture for the six months ended May 31, 2004 was generated primarily from legal fees associated the arbitration with the Regence Group.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $31,000,000 less applicable expenses.

At May 31, 2004, we had working capital of approximately $3,888,000 (net of a $1.15 million reserve related to the settlement with the Regence Group) compared to working capital at November 30, 2003 of approximately $5,355,000 (net of an approximately $797,000 reserve related to the settlement with the Regence Group) and ratios of current assets to current liabilities of 1.8:1 as of May 31, 2004, and 1.9:1 as of November 30, 2003. The working capital decrease of approximately $1,467,000 was due to a net loss of approximately $1,695,000 and capital expenditures of approximately $345,000 offset by the proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $393,000. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Associated. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of May 31, 2004 the entire $1,000,0000 was available under this credit line.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of May 31, 2004 in the periods indicated.

             Contractual
             Obligations                                             Payments Due by Period
  ----------------------------------- ----------------------------------------------------------------------------------
                                           Total        Less than 1 year     1-3 years        4-5 years     After 5 years
  ----------------------------------- ---------------- ------------------- --------------- ---------------- ------------
  Long-Term Debt                           $        -         $         -     $         -        $       -        $   -
  Capital Lease Obligations                  240,0000             116,000         124,000                -            -
  Operating Leases                          1,457,000             375,000         953,000          129,000            -
  Unconditional Obligations                 2,548,000           2,548,000               -                -            -
  Other Long-Term Obligations                 879,000             616,000         263,000                -            -
  Total Contractual Cash Obligations       $5,124,000         $ 3,655,000     $ 1,340,000        $ 129,000        $   -
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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $17,000,000 plus interest, of which approximately $8,500,000 related to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $-0- and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursed by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, the Company has increased its reserve estimate to $1,150,001, which has resulted in a reduction in current revenue of approximately $353,000. The Company has made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment is subject to refund with interest based upon certain recovery targets under the Centre Insurance arbitration, if successful.

         The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any additional amounts we may be required to pay will not have a material effect on the financial statements.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         (a)      None

         (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

         31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. - Section 1350.

         (b)      Reports on Form 8-K.

                  One report of Form 8-K was filed on April 20, 2004 during the quarter ended May 31, 2004 reporting matters under Items 9 and 12.

                  This report submitted to the Securities and Exchange Commission which included information "furnished" pursuant to Items 9 and 12 in such report is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-Q and the Company does not intend to incorporate this report by reference into any filing under the Securities Act or the Exchange Act.

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

July 1, 2004