Form 10-Q
period 2004-08-31
QMED INC
filed 2004-10-14
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: August 31, 2004 or

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

The number of shares of the registrant's common stock outstanding on October 8, 2004: 14,605,384

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      For the Quarter Ended August 31, 2004

                                      INDEX

                                                                            Page
Part I. Financial Information

        Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    August 31, 2004 and November 30, 2003..................   1

                  Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended August
                    31, 2003 and 2004......................................   2

                  Condensed Consolidated Statements of
                    Comprehensive Income for the Three and Nine
                    Months Ended March 31, 2003 and 2004...................   3

                  Condensed Consolidated Statements of
                    Stockholders' Equity for the Nine Months
                    Ended August 31, 2004..................................   4

                  Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended August 31, 2003 and 2004.....   5

                  Notes to Financial
                    Statements.............................................   6

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  13

        Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk.............................................  19

        Item 4.  Controls and Procedures...................................  19

Part II Other Information

        Item 1.  Legal Proceedings.........................................  20

        Item 6.  Exhibits..................................................  20

Signature .................................................................  21

Certifications ............................................................  22

Part I.  Financial Information
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               (unaudited)             (audited)
                                                                             August 31, 2004       November 30, 2003
                                                                             ---------------       -----------------
ASSETS
Current assets
Cash and cash equivalents                                                    $      1,640,094       $      1,638,271
Investments                                                                         2,823,461              6,213,825
Accounts receivable, net of allowances of approximately $2,000                      1,319,144              1,315,021
Inventory                                                                             141,088                146,239
Prepaid expenses and other current assets                                             279,908                392,783
                                                                             ----------------       ----------------
                                                                                    6,203,695              9,706,139

Property and equipment, net                                                         1,257,825              1,133,419
Product software development costs                                                    845,829                441,020
Accounts receivable, non-current                                                            -              1,474,674
Other assets                                                                          137,169                163,059
Investments in joint ventures                                                          50,530                      -
                                                                             ----------------       ----------------
                                                                             $      8,495,048       $     12,918,311
                                                                             ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $        934,291       $        975,724
Leases payable, current portion                                                        87,899                 73,463
Accrued salaries and commissions                                                      370,844                565,524
Fees reimbursable to health plans                                                     642,587                182,359
Contract billings in excess of revenues                                             1,556,637              1,717,657
Deferred warranty revenue                                                              23,938                 33,235
Income taxes payable                                                                   12,000                  6,810
                                                                             ----------------       ----------------
                                                                                    3,628,196              3,554,772

Leases payable - long term                                                            210,645                 44,429
Contract billings in excess of revenue - long term                                          -              2,270,928
                                                                             ----------------       ----------------
                                                                                    3,838,841              5,870,129

Commitments and Contingencies
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized;
     14,789,405 and 14,627,384 shares issued and 14,767,405 and
     14,605,384 outstanding, respectively                                              14,789                 14,627
Paid-in capital                                                                    33,861,890             33,380,751
Accumulated deficit                                                               (29,140,151)           (26,264,572)
Accumulated other comprehensive income
  Unrealized loss on securities available for sale                                     (4,696)                (6,999)
                                                                             ----------------       ----------------
                                                                                    4,731,832              7,123,807

Less treasury stock at cost, 22,000 common shares                                     (75,625)               (75,625)
                                                                             ----------------       ----------------
Total stockholders' equity                                                          4,656,207              7,048,182
                                                                             ----------------       ----------------
                                                                             $      8,495,048       $     12,918,311
                                                                             ================       ================


                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                                           QMED, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)


                                               For the Three       For the Three        For the Nine         For the Nine
                                                Months Ended       Months Ended         Months Ended         Months Ended
                                              August 31, 2004     August 31, 2003      August 31, 2004     August 31, 2003
                                              ---------------     ---------------      ---------------     ---------------
Revenue
   Disease management services                 $    3,205,583      $    3,102,956       $   10,612,374      $    9,952,986
   Medical equipment                                   67,500              61,956              178,410             194,671
                                               --------------      --------------       --------------      --------------
                                                    3,273,083           3,164,912           10,790,784          10,147,657
                                               --------------      --------------       --------------      --------------
Cost of revenue
   Disease management services                      2,341,253           1,714,221            6,954,692           4,859,222
   Medical equipment                                   38,923              27,382              117,627             107,590
                                               --------------      --------------       --------------      --------------
                                                    2,380,176           1,741,603            7,072,319           4,966,812
                                               --------------      --------------       --------------      --------------

Gross profit                                          892,907           1,423,309            3,718,465           5,180,845
                                               --------------      --------------       --------------      --------------

Selling, general and
  administrative expenses                           1,772,054           1,699,918            5,623,117           5,115,835
Research and development expenses                     209,032             235,514              707,322             682,076
Litigation settlements                                      -                   -                    -             230,000
                                               --------------      --------------       --------------      --------------

Loss from operations                               (1,088,179)           (512,123)          (2,611,974)           (847,066)

Interest expense                                       (8,610)             (5,915)             (24,334)            (18,678)

Interest income                                         3,023              13,508               51,906              70,252

Loss in operations of
  joint ventures                                      (83,130)           (168,724)            (287,880)           (168,724)

Other income                                                -                   -                8,703                   -
                                               --------------      --------------       --------------      --------------
Loss before provision
  for income tax                                   (1,176,896)           (673,254)          (2,863,579)           (964,216)

Provision for state
  income taxes                                         (4,000)             (2,800)             (12,000)             (8,300)
                                               --------------      --------------       --------------      --------------

Net loss                                       $   (1,180,896)     $     (676,054)      $   (2,875,579)     $     (972,516)
                                               ==============      ==============       ==============      ==============


Basic and Diluted loss
  per share
   Weighted average shares outstanding             14,763,466          14,598,155           14,718,292          14,557,235
                                               --------------      --------------       --------------      --------------
   Basic loss per share                        $         (.08)     $         (.05)      $        (0.20)     $         (.07)
                                               ==============      ==============       ==============      ==============


                                 See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (Unaudited)



                                                For the Three       For the Three       For the Nine        For the Nine
                                                Months Ended        Months Ended        Months Ended        Months Ended
                                               August 31, 2004     August 31, 2003    August 31, 2004     August 31, 2003
                                               ---------------     ---------------    ---------------     ---------------
Net loss                                       $   (1,180,896)     $     (676,054)    $   (2,875,579)     $     (972,516)

Other comprehensive income
   Unrealized loss on securities
   available for sale                                  (7,309)              3,102            (11,217)            (18,085)

Less:  reclassification adjustment for
  losses included in net loss                          11,995              14,970              8,914              43,814
                                               --------------      --------------     --------------      --------------

Comprehensive loss                             $   (1,176,210)     $     (657,982)    $   (2,877,882)     $     (946,787)
                                               ==============      ==============     ==============      ==============



                                See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Nine Months Ended August 31, 2004
                                                           (Unaudited)



                                                                                     Accumulated      Common Stock
                                     Common Stock                                       Other       Held in Treasury
                              ------------------------    Paid-in     Accumulated  Comprehensive  ---------------------
                                 Shares       Amount      Capital       Deficit        Income      Shares      Amount       Total
                                 ------       ------      -------     -----------  -------------   ------      ------       -----
Balance - November 30, 2003    14,627,384   $ 14,627   $33,380,751   $(26,264,572)   $  (6,999)    22,000   $ (75,625)  $ 7,048,182

Exercise of stock options and
  warrants                        159,639        159       420,553                                                          420,712

Issuance in connection with
  Directors equity plan             2,382          3        20,436                                                           20,439

Amortization of non-employee
  stock options                                             40,150                                                           40,150

Net loss for the nine months
  ended August 31, 2004                                                (2,875,579)                                       (2,875,579)

Change in unrealized holding
  losses on securities
  available for sale                                                                     2,303                                2,303
                               ----------   --------   -----------   ------------    ---------     ------   ---------   -----------

Balance - August 31, 2004      14,789,405   $ 14,789   $33,861,890   $(29,140,151)   $  (4,696)    22,000   $ (75,625)  $ 4,656,207
                               ==========   ========   ===========   ============    =========     ======   =========   ===========



                                  See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                            For the Nine         For the Nine
                                                                            Months Ended         Months Ended
                                                                           August 31, 2004      August 31, 2003
                                                                           ---------------      ---------------
Cash flows from operating activities:
     Net loss                                                              $   (2,875,579)      $     (972,516)

Adjustments to reconcile net loss to net cash used by
  operating activities:
     Loss on sale of investments                                                    8,914               43,814
     Loss in operations of joint ventures                                         287,880              168,724
     Depreciation and amortization                                                352,358              298,425
     Issuance of stock in connection with the directors equity plan                20,439                6,407
     Amortization of non-employee stock options                                    40,150               27,012
     Amortization of bond discounts and premiums                                  109,460               59,482
     (Increase) decrease in
          Accounts receivable                                                      (4,123)          (1,849,312)
          Inventory                                                                 5,151               22,766
          Prepaid expenses and other current assets                               117,875               80,630
     Increase (decrease) in
          Accounts payable and accrued liabilities                                333,260              831,633
          Contract billings in excess of revenues and deferred revenue           (966,571)             577,483
     Other, net                                                                    19,015              (29,583)
                                                                           --------------       --------------
     Total adjustments                                                            323,808              237,481
                                                                           --------------       --------------
                                                                               (2,551,771)            (735,035)
                                                                           --------------       --------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                        9,039,860           11,619,056
     Purchases of securities available for sale                                (5,765,567)         (12,112,230)
     Capital expenditures                                                        (589,098)            (213,584)
     Investment in joint venture                                                 (452,555)                   -
                                                                           --------------       --------------
                                                                                2,232,640             (706,758)
                                                                           --------------       --------------

Cash flows from financing activities:
     Payments for capital leases                                                  (99,758)             (48,071)
     Proceeds from issuance of common stock                                       420,712              237,163
                                                                           --------------       --------------
                                                                                  320,954              189,092
                                                                           --------------       --------------

Net increase (decrease) in cash and cash equivalents                                1,823           (1,252,701)
Cash and cash equivalents at beginning of period                                1,638,271            2,383,123
                                                                           --------------       --------------

Cash and cash equivalents at end of period                                 $    1,640,094       $    1,130,422
                                                                           ==============       ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                              $       24,334       $       18,552
     Income taxes                                                                       -               39,000



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiary Interactive Heart Management Corp. ("IHMC"), and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2003.

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2004, based on information and data available, the Company has deferred approximately $ 1,557,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Revenue Recognition (continued)

Although the majority of contracts entered into by the company are multi-year agreements, the Regence Oregon and Washington contracts were terminated early, as of January 31, 2003. As of November 30, 2003, non-current accounts receivable included $1,474,674 for services rendered on the Regence Oregon and Washington contracts. As of August 31, 2004, as a result of the settlement with the Regence Group (see note 12), these outstanding receivables were offset against the related deferred revenue.

Note 3 - Investments in Securities

Investment in securities available-for-sale as of August 31, 2004 were as follows:

                                                                                                  Unrealized Gain
                                                                Cost            Market Value          (Loss)
                                                           --------------      --------------      --------------
        Corporate debt securities                          $    2,076,112      $    2,074,690      $       (1,422)
        Certificates of deposit                                   116,141             115,393                (748)
        U.S. Government short term obligations                    635,904             633,378              (2,526)
                                                           --------------      --------------      --------------
                                                           $    2,828,157      $    2,823,461      $       (4,696)
                                                           ==============      ==============      ==============

Note 4 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market.
Inventories consist of the following:

                                                           August 31, 2004    November 30, 2003
                                                             (Unaudited)
                                                           --------------       --------------
          Raw materials (component parts)                  $      119,957       $      119,228
          Finished units                                           21,131               27,011
                                                           --------------       --------------
                                                           $      141,088       $      146,239
                                                           ==============       ==============

Note 5 - Product Software Development Costs

During the three and nine months ended August 31, 2004, the Company capitalized approximately $248,000 and $493,000 in product software development costs, respectively. These costs are amortized over a five-year useful life.

During the three and nine months ended August 31, 2004, amortization costs related to product software development costs were approximately $29,000 and $88,000, respectively.

Note 6 - Investments in Joint Ventures

The Company has a 50% interest in HeartMasters, LLC. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of August 31, 2004, the Company has recorded losses to date of approximately $821,000 bringing the investment in joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of August 31, 2004, the Company has recorded losses to date of approximately $66,000 bringing its investment in this joint venture to approximately $51,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                            August 31, 2004      November 30, 2003
                                                              (Unaudited)
                                                            --------------         --------------
          Account payable trade                             $      315,400         $      479,472
          Insurance premiums payable                               124,286                183,243
          Other accrued expenses - none in
            excess of 5% of current liabilities                    494,605                313,009
                                                            --------------         --------------
                                                            $      934,291         $      975,724
                                                            ==============         ==============

Note 8 - Fees Reimbursable to Health Plans

Fees reimbursable to health plans include amounts due health plans as part of the contract reconciliation process. As of August 31, 2004 approximately $514,000 of these fees were payable to health plans resulting from contract reconciliations.

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

Summarized financial information by operating segment for three and nine months ended August 31, 2004 and 2003, is as follows:

                                                                     Three Months Ended
                                                          -----------------------------------------
                                                           August 31, 2004          August 31, 2003
                                                           ---------------          ---------------
                                                              (Unaudited)             (Unaudited)
          Revenue
             Disease management services                    $    3,205,583           $    3,102,956
             Medical equipment sales                                67,500                   61,956
                                                            --------------           --------------
                                                            $    3,273,083           $    3,164,912
                                                            ==============           ==============

          (Loss) income before income taxes:
             Disease management services                    $     (477,823)          $      (13,849)
             Medical equipment sales                                28,577                   22,196
                                                            --------------           --------------
          Total segments                                          (449,246)                   8,347
          General corporate expenses - net                        (727,650)                (681,601)
                                                            --------------           --------------

                                                            $   (1,176,896)          $     (673,254)
                                                            ==============           ==============


                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 - Business Segment Information (continued)
                                                                     Three Months Ended
                                                          -----------------------------------------
                                                           August 31, 2004          August 31, 2003
                                                           ---------------          ---------------
                                                              (Unaudited)             (Unaudited)
          Revenue
             Disease management services                    $   10,612,374           $    9,952,986
             Medical equipment sales                               178,410                  194,671
                                                            --------------           --------------
                                                            $   10,790,784           $   10,147,657
                                                            ==============           ==============

          (Loss) income before income taxes:
             Disease management services                    $     (887,579)          $      881,888
             Medical equipment sales                                60,812                   46,498
                                                            --------------           --------------
          Total segments                                          (826,767)                 928,386
          General corporate expenses - net                      (2,036,812)              (1,892,602)
                                                            --------------           --------------
                                                            $   (2,863,579)          $     (964,216)
                                                            ==============           ==============

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

                                           Three Months Ended                             Nine Months Ended
                                ------------------------------------------    ------------------------------------------
                                 August 31, 2004        August 31, 2003        August 31, 2004        August 31, 2003
                                -------------------    -------------------    -------------------    -------------------
                                    (unaudited)             (unaudited)           (unaudited)            (unaudited)
    Net loss, as reported        $   (1,180,896)         $     (676,054)       $   (2,875,579)         $     (972,516)

    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax
    effects                             302,548                 240,090               871,548                 604,743
                                 --------------          --------------        --------------          --------------

    Pro forma net loss           $   (1,483,444)         $     (916,144)       $   (3,747,127)         $   (1,577,259)
                                 ==============          ==============        ==============          ==============


                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 - Stock-Based Compensation (continued)

                                           Three Months Ended                             Nine Months Ended
                                ------------------------------------------    ------------------------------------------
                                 August 31, 2004        August 31, 2003        August 31, 2004        August 31, 2003
                                -------------------    -------------------    -------------------    -------------------
                                    (unaudited)             (unaudited)           (unaudited)            (unaudited)
    Weighted average common          14,763,466              14,598,155            14,718,292              14,557,235
    shares outstanding

    Dilutive effect of stock
    options and warrants                      -                       -                     -                       -
                                 --------------          --------------        --------------          --------------

    Diluted shares outstanding       14,763,466             14,598,155             14,718,292             14,557,235
                                 ==============          ==============        ==============          ==============

    Loss per share:

    Basic and Diluted,
         As reported             $         (.08)         $         (.05)       $         (.20)         $         (.07)
                                 ==============          ==============        ==============          ==============

    Basic and Diluted,
         pro forma               $         (.10)         $         (.06)       $         (.25)         $         (.11)
                                 ==============          ==============        ==============          ==============

Potentially dilutive options and warrants to purchase 1,901,740 and 2,151,053 shares of the common stock were outstanding for the three and nine months ending August 31, 2004, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, for the three and nine months options to purchase 139,491 and 50,000 shares, respectively, of common stock were outstanding as of August 31, 2004 but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

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

Note 11 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with Wachovia Bank, National Associated for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company. Borrowings under this line of credit were $-0- at August 31, 2004 and November 30, 2003.

Note 12 - Commitments and Contingencies

Litigation
----------

On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 12 - Commitments and Contingencies (continued)

Litigation (continued)
----------------------

for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, the Company has increased its reserve estimate to $1,150,001, which has resulted in a reduction in year to date revenue of approximately $353,000. The Company has made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful. This settlement was in response to the following:
HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, had received a Demand for Arbitration before the American Arbitration Association of approximately $17,000,000 plus interest, of which approximately $8,500,000 had related to IHMC, for claims under certain terminated disease management agreements. The claims had alleged a breach of the disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC had received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period which had asserted that the outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding.

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

Purchase Commitments
--------------------

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of August 31, 2004 total open commitments under these purchase orders are approximately $309,000.

Note 13 - Reclassifications

Certain reclassifications have been made to prior period's financial statements in order to conform to the current year presentation.

Note 14 - Recently Issued Accounting Standards

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Overview
--------

QMed(R), Inc. is a Delaware corporation incorporated in 1987, whose business was organized in 1983. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and is co-marketing with QMed health care information and communication services to health plans, governments and private companies. These services include "ohms|cvd(R)" (Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the incidence, treatment, and cost of cardiovascular conditions, including coronary artery disease ("CAD"), stroke, congestive heart failure ("CHF"), hypertension, diabetes, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the use of optimal "evidence based" medical management for patients with these conditions, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in cardiovascular health and the associated reduction in mortality, morbidity and cost. As of August 31, 2004, we had contracts to provide these services to 14 health plans in 11 states covering approximately 2.3 million health plan members and 2 Medicare demonstration projects operating in 3 states.

As of August 31, 2004, the Company continues to provide services in its current Medicare demonstration project. In October 2002, we were selected to participate with two other entities in a second disease management program for the Centers for Medicare and Medicaid Services. This program commenced enrollment in January 2004.

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

Critical Accounting Policies
----------------------------

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended August 31, 2004. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We determine our level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2004, based on information and data available, we deferred approximately $1,557,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

As of August 31, 2004, approximately 45% of disease management services were derived from three health plans that each comprised more than 10% of our revenues.

Results of Operations
---------------------

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                              For the          For the
                                                                                               Three            Nine
                                                                                               Months           Months
                       For the Three Months Ended            For the Nine Months               Ended            Ended
                               August 31,                      Ended August 31,              August 31,       August 31,
                     -------------------------------    -------------------------------     -------------    -------------
                                                                                              2004 vs.         2004 vs.
                         2004              2003             2004              2003              2003             2003
                     --------------    -------------    --------------    -------------     -------------    -------------
Revenue                 100.0      %      100.0     %      100.0      %      100.0     %         3.4     %         6.3    %
Cost of revenue          72.7              55.0             65.5              48.9              36.7              42.4
                       ----------        ----------       ----------        ----------
Gross Profit             27.3              45.0             34.5              51.1             (37.3)            (28.2)
Selling general
and administrative
                         54.1              53.7             52.1              50.4              20.6               9.9
Research and
development               6.4               7.4              6.6               6.7             (11.2)              3.7
Litigation
settlement                 -                 -                -                2.3                *                *
                       ----------        ----------       ----------        ----------
Loss from
operations              (33.2)            (16.2)           (24.2)             (8.3)           (112.5)            208.4
Interest expense         (0.3)             (0.2)            (0.2)             (0.2)             45.6              30.3
Interest income,
net                       0.l               0.4              0.5               0.7             (77.6)             26.1
Loss on operations
of joint venture
                         (2.5)             (5.3)            (2.7)             (1.7)            (50.7)             70.6
Other income               -                 -               0.1                -                 *                 *
                       ----------        ----------       ----------        ----------
Loss before tax
(provision) benefit
                        (36.0)            (21.3)           (26.5)             (9.5)             74.8             197.0
Income tax
(provision) benefit
                         (0.1)             (0.1)            (0.1)             (0.1)             42.9              44.6
                       ----------        ----------       ----------        ----------
Net loss                (36.1)            (21.4)           (26.6)             (9.6)             74.7             195.7
                       ==========        ==========       ==========        ==========

* Not meaningful

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31,2003

Revenue for the three months ended August 31, 2004 increased approximately $108,000 or 3.4% over the three months ended August 31, 2003. This increase consists of approximately $1.8 million of additional revenue related to expansion of existing contracts and the addition of new contracts entered into since August 31, 2003. This increase was offset by a reduction in revenue of approximately $945,000 related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and the renegotiation of a contract with a customer in Oregon. Further, we completed the preliminary reconciliation process for one of our smaller health plans that has indicated reductions in utilization as well as gross savings. However, the unanticipated reduction in plan membership in this contract created a barrier to achieving the contractually defined fixed dollar savings. Accordingly, the Company increased its reserve estimate by approximately $750,000 on this contract.

Gross profit margins for the three months ended August 31, 2004 decreased to 27.3% from 45.0% for the three months ended August 31, 2003. This decrease was primarily due to an increase in reserve estimates of approximately $750,000 related to the unanticipated reduction in plan membership in the contract with one of our smaller health plans as described above and implementation costs associated with our expansion into new market places related to new contracts. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for the three months ended August 31, 2004 increased approximately $72,000 or 4.2% compared to the three months ended August 31, 2003. The increase was primarily due to costs associated with compliance with the provisions under the Sarbanes-Oxley Act.

Research and development expenses for the three months ended August 31, decreased approximately $26,000 or 11.2% compared to the three months ended August 31, 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint venture for the three months ended August 31, 2004 primarily represents startup cost related to related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for the three months ended August 31, 2003 primarily represents legal fees associated the arbitration with the Regence Group.

Nine Months Ended August 31, 2004 Compared to Nine Months Ended August 31,2003

Revenue for the nine months ended August 31, 2004 increased approximately $643,000 or 6.3% over the nine months ended August 31, 2003. This increase consists of (i) approximately $2.9 million of additional revenue related to expansion of existing contracts and the addition of new contracts entered into since August 31, 2003 and (ii) recognition of approximately $163,000 related to recognition of revenue previously deferred . This increase was offset by a reduction in revenue of approximately $1.7 million representing (i) approximately $1.3 million related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and the renegotiation of a contract with a customer in Oregon and (ii) a reduction of approximately $353,000 related an increase in management's deferred revenue estimate related to its settlement with the Regence Group. Further, we completed the preliminary reconciliation process for one of our smaller health plans that has indicated reductions in utilization as well as gross savings. However, the unanticipated reduction in plan membership in this contract created a barrier to achieving the contractually defined fixed dollar savings. Accordingly, the Company increased its reserve estimate by approximately $750,000 on this contract.

Gross profit margins for the nine months ended August 31, 2004 decreased to 34.5% from 51.1% for the nine months ended August 31, 2003. This decrease was primarily due to (i) a reduction of revenue of approximately $353,000 related to an increase in management's deferred revenue estimate related to its settlement with the Regence Group, (ii) an increase in reserve estimates of approximately $750,000 related to the unanticipated reduction in plan membership in the contract with one of our smaller health plans as described above and (iii) implementation costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $800,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for the nine months ended August 31, 2004 increased approximately $507,000 or 9.9% compared to the nine months ended August 31, 2003. The increase was primarily due to an increase in both executive and administrative staff, costs associated with negotiating and closing new disease management services contracts and costs associated with compliance with the provisions under the Sarbanes-Oxley Act.

Research and development expenses for the nine months ended August 31, increased approximately $25,000 or 3.7% compared to the nine months ended August 31, 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint venture for the nine months ended August 31, 2004 primarily represents legal fees associated with the arbitration with the Regence Group and startup cost related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for the nine months ended August 31, 2003 primarily represents legal fees associated the arbitration with the Regence Group.


Liquidity and Capital Resources
-------------------------------

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $31,000,000 less applicable expenses.

At August 31, 2004, we had working capital of approximately $2,575,000 compared to working capital at November 30, 2003 of approximately $5,355,000 (net of an approximate $797,000 reserve related to the settlement with the Regence Group) and ratios of current assets to current liabilities of 1.7:1 as of August 31, 2004, and 1.9:1 as of November 30, 2003. The working capital decrease of approximately $2,780,000 was due to a net loss (adjusted for depreciation & amortization) of approximately $2,524,000 and capital expenditures of approximately $589,000 offset by the proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $421,000. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Associated. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2004 no debt was outstanding and the entire $1,000,000 was available under this credit line.

We anticipate that funds generated from operations, together with cash and investments, and availability under our credit line will be sufficient to fund our current level of growth and our existing commitments. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments
--------------------

The following schedule summarizes our contractual cost obligation as of August 31, 2004 in the periods indicated.

             Contractual                                           Payments Due by Period
             Obligations
  ----------------------------------- ------------------------------------------------------------------------------------
                                           Total        Less than 1 year      1-3 years        4-5 years    After 5 years
                                      ---------------- ------------------- --------------- ---------------- --------------
  Long-Term Debt                           $        -          $        -      $        -          $     -        $   -
  Capital Lease Obligations                   315,000             143,000         172,000                -            -
  Operating Leases                          1,334,000             492,000         837,000            5,000            -
  Unconditional Obligations                 2,182,000           2,182,000               -                -            -
  Other Long-Term Obligations                 701,000             570,000         131,000                -            -
  Total Contractual Cash Obligations       $4,532,000          $3,387,000      $1,140,000          $ 5,000        $   -
  ----------------------------------- ---------------- ------------------- --------------- ---------------- --------------

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

         HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $17,000,000 plus interest, of which approximately $8,500,000 related to IHMC, for claims under certain terminated disease management agreements. The claims allege breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage is now the subject of an arbitration proceeding. On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $-0- and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursed by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, the Company has increased its reserve estimate to $1,150,001, which has resulted in a reduction in current revenue of approximately $353,000. The Company has made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

October 14, 2004