Form 10-K
period 2004-11-30
QMED INC
filed 2005-02-11
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from _________ to __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the common stock held by non affiliates of the registrant was approximately $116,190,000 on May 28, 2004, based on the last reported sales price of the registrant's common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, "affiliates" of the registrant.

As of January 24, 2005, there were 15,752,789 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]


         Documents incorporated by reference:

         Document                                         Form 10-K Reference

         Portions of the Registrant's Proxy Statement for III its 2005 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal Year End)

                                    PART I

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

General
--------------------------------------------------------------------------------

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans, governments and private companies. The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost. As of November 30, 2004, we had contracts to provide these services to the Center for Medicare and Medicaid Services and 13 licensed health plans in 11 states covering approximately 1.1 million health plan members.

QMed Inc is a fully configured, technology integrated and interactive disease management company that synchronizes the latest scientific evidence to insure that the right care is received by patients all of the time. QMed is dedicated to improving clinical outcomes for individuals, providing decision support for physicians, and reducing costs for payors.

QMed empowers individuals using tools such as health education, training in self-monitoring, and personalized coaching by trained professionals. Timely, clinically validated, actionable "evidence based" information is provided to physicians to proactively prevent medical episodes that can result in unnecessary emergency room visits and hospitalizations. QMed has demonstrated results that our programs reduce hospitalizations and overall medical costs.

QMed's dedicated professionals follow nationally accepted clinical standards of care to complete their mission. Medical expertise combined with the most current computer-based technology offers programs that are highly scalable and offer reliable results.

We also produce, sell and support a line of ischemia assessing heart monitors and a system that analyzes heart rate variability under the name, Monitor One nDx(R) ("nDx").

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

ohms|cvd Systems
--------------------------------------------------------------------------------

ohms|cvd is our medical "expert system" designed as a total disease management process for Heart Failure (HF), Coronary Artery Disease (CAD), Stroke, Diabetic cardiovascular complications, Hypertension, Hyperlipidemia and other co-morbidities utilizing "best practice" solutions in the management of these diseases and conditions. The entire system non-invasively and reliably quantifies the probable risk of a clinical event most significantly a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad(R) system, adding the capability to manage patients that have heart failure, diabetes, diabetic cardiovascular complications and the risk of stroke.

The systems produce clinical recommendations for physicians, tailored to an individual patient. Significantly, each individual patient's medical history inclusive of co-morbidities, risk factor profile, current medication and other relevant patient specific information are entered into the systems' "best practices" database for primary and secondary prevention analysis and treatment.

The systems' centralized digital storage of each patient's iterative review affords continuous description and analysis of quantifiable results including:

         o        success of the risk stratification,

         o        proportion of patients assigned to various therapies,

         o        objective outcomes,

         o        interplay with pharmacy use, and pharmacy benefit managers

         o        physician and patient compliance with evidence based medicine.

Our expert medical system, ohms|cvd is an active disease and care management process emphasizing a continuum of care, including modification of patient risk factors. Use of this system can result in important cost-effective improvements in diabetic care, coronary, cerebrovascular and heart failure events, improvements which have been verified by empirical health and cost outcomes. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes. Favorable outcomes increase our market share, decrease our economic risk and increase our product differentiation.

At November 30, 2004, we had contracts with the Center for Medicare and Medicaid Services and 13 health plans to provide disease management services in multiple health plan markets in 11 states. The number of members under contract was as follows:

At November 30,                         2004           2003             2002
                                        ----           ----             ----
Approximate Members under contract   1,065,000       1,200,000        1,569,000

At November 30, 2004, of the approximately 1.1 million plan members under contract, we had approximately 800,000commercial members and 300,000 Medicare Advantage members.

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

Medicare Demonstration Projects
--------------------------------------------------------------------------------

The Centers for Medicare and Medicaid Services ("CMS") selected us to participate in two demonstration projects:

         o        Medicare Coordinated Care Demonstration ("MCCD"); and

         o        BIPA Medicare Disease Management Demonstration

CMS is a federal agency within the U.S. Department of Health and Human Services. CMS runs the Medicare and Medicaid programs -- two national health care programs that benefit millions of Americans. In addition, CMS runs the State Children's Health Insurance Program (SCHIP) with the Health Resources and Services Administration, a program that covers millions of uninsured children in the United States. CMS also regulates all laboratory testing (except research) performed on humans in the United States. CMS, with the Departments of Labor and Treasury, helps millions of Americans and small companies get and keep health insurance coverage, and eliminate discrimination based on health status for people buying health insurance. CMS spends billions of dollars a year buying health care services for beneficiaries of Medicare, Medicaid and SCHIP. CMS among other things:

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


Medicare Coordinated Care Demonstration

We have received a contract award to participate in the Medicare MCCD project. Our ohms|cad program is the only one under this demonstration that will be evaluated specifically for management of CAD.

CMS designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS "... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program."

Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California commenced in early 2002. As a result of our success in the initial enrollment stage of the project, CMS authorized doubling the patient base of the project with commensurate remuneration. We will receive fees from CMS through January 31, 2006.

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

BIPA Medicare Disease Management Demonstration

On October 23,2002, CMS selected QMed, PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. - operating jointly as "Heart Partners" - to participate in its BIPA Disease Management Demonstration Project.

The HeartPartners Program will provide disease management services and a comprehensive tiered prescription drug plan for up to 15,000 chronically ill Medicare fee-for-service beneficiaries suffering from congestive heart failure. The program will also address the significant co-morbidities of coronary artery disease and diabetes.

The goal of the demonstration project is to provide more comprehensive services to Medicare beneficiaries and their physicians to better manage their chronic conditions that will result in improved quality and reduced medical costs, sufficient to offset the cost of the disease management program and pharmacy services.

PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, QMed Inc. and Alere Medical, Inc. were selected following a national competitive evaluation process. The HeartPartners program, which commenced in January 2004, is authorized for three years, and is the largest of the three projects awarded for the CMS Disease Management Demonstration. PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, QMed and Alere Medical, Inc, will operate HeartPartners under a single, coordinated management and operational construct.

Business Strategy
--------------------------------------------------------------------------------

Our strategy is to (1) develop additional CMS contracts (including both large scale demonstrations for our full suite of interventions as well as providing other CMS demonstrations with our already successful front-end enrollment process); (2) add contracts with new health plans to provide disease management services; (3) to further develop and expand our cardiovascular disease management business within existing customers; (4) to add disease states to our platform; and (5) to pursue other opportunities within the healthcare industry. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management services. We anticipate that significant investments will continue to be made during fiscal 2005 in the development of the clinical programs, the associated information technology support for these expanded initiatives and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

We anticipate that additional disease management contracts that we may sign with health plans, employer groups and governmental agencies may take one of several forms, including per member per month payments to us, some form of sharing of savings of overall enrollee healthcare cost reductions, fee for services for enrolled members, or some combination of these arrangements. We anticipate that under most contracts, some portion of our fees will be at risk and subject to our performance against financial cost savings and clinical improvements. The Company would defer revenue in those situations which interim performance-to-date data on the contract are below performance obligations.

The settlement process under a contract, which includes the settlement of any performance-based fees and involves reconciliation of health-care claims and clinical data, is generally not completed until sometime after the end of the contract year. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company negotiates with the plan until agreement is reached with respect to identified issues.

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

We depend on payments from CMS and health plans, and cost reductions on the entities may adversely affect our business and results of operations.

The healthcare industry in which we operate is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private sources as well as from the increasing underlying cost of medical care. We believe that these pressures will continue and possibly intensify. While we believe that our services are geared specifically to assist health plans and governmental agencies in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required for us to sign new contracts. In addition, this focus on cost reduction may result in increased focus from health plans on contract restructurings that reduce the fees paid to us for our services. There can be no assurance that these financial pressures will not have a negative impact on our operations.

Compliance with new federal and state legislation and regulation could adversely affect our results of operations or may require us to invest substantial amount acquiring and implementing new information systems or modifying existing systems.

Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is one such example. We believe that our ability to obtain from health plans and CMS patient identifiable medical information for disease management purposes is protected in federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area, which prohibitively restricts the availability of certain critical information to us, would have a material negative impact on our disease management operations.

The disease management industry is a relatively new segment of the health-care industry and, as a result, experiences a lengthy sales cycle for new contracts.

The disease management industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as "disease management." The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at disease management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services which generally results in a lengthy sales cycle for new health plan contracts. In addition, because the industry is still relatively new and health plans have only recently entered into disease management contracts, we have a significant concentration of our revenues represented by contracts with three health plans, PacifiCare of California, PacifiCare of Texas, and HealthPartners, Inc. of Minnesota, which collectively accounted for 45% of our revenues in fiscal 2004. Until we sign and implement additional significant health plan contracts , the loss or a downward restructuring of a contract with a single large health plan customer would negatively and materially impact our results of operations and financial condition.

The disease management industry depends on effectively using information systems and the failure of these systems could adversely affect our business.

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

We depend on the timely receipt of accurate data from our health plan customers and our accurate analysis this data.

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

Our revenue is subject to seasonal pressure resulting from the disenrollment process of our health plan clients.

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plan's decision to exit markets or non-renewal of contracts with its medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not, to date, had a material impact on the company's revenues or results of operations, but could have such an effect in the future.

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

Marketing
--------------------------------------------------------------------------------

We market our disease management services to health plans, large physician practice groups, and governmental agencies through our sales staff. In addition to marketing through our sales staff, we promote our services at key conferences throughout the United States where potential clients are present.

A key to our success in marketing our services is the relationships we develop with providers, physicians and patients. QMed builds the critical links among them that result in superior patient outcomes and reduced costs.

We have developed a comprehensive Medicare strategy, and we project that a large portion of our future business will be in contracts with the government. In our current Medicare projects, our relationships with physicians have given us a key advantage in identifying patients for the projects. We will continue to promote these relationships, as they are critical to patient enrollment.

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

Warranty
--------------------------------------------------------------------------------

In our medical equipment segment, we extend a standard warranty to end-users of purchased or leased devices. Extended one-year warranties are available to end-users at additional cost. Extended warranty revenue represented 0.3%, 0.5%, and 1.0% of total revenue for fiscal 2004, 2003 and 2002, respectively, and are not expected to represent a significant portion of revenue in future periods.

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

Competition
--------------------------------------------------------------------------------

We believe ohms|cvd offers a unique solution for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing disease management, which we consider to be competition.

We believe we have competitive advantages based on the following:

         o Our clinical platform links the physician, patient and nurse to a coordinated plan of care therefore improving adherence to evidence-based medicine and reducing "gaps in care".

         o We have a specialty field management team dedicated to working directly with physicians and their office staff to promote the benefits of our disease management program yielding a 75% national active participation rate.

         o The entire management system and its components are proprietary and patented.

         o Our ischemia assessment technology has been clinically validated with results appearing in several "peer reviewed" journals.

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

         o We have documented improvements for a health plan customer of its HEDIS (Health Plan Employer Data and Information Set) audit, a competitive advantage for each customer.

Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources than we have.

Our ischemia assessment products compete primarily with ambulatory arrhythmia ECG scanning services. In many cases, some of these companies have substantially greater marketing, financial and other resources than we have, but management believes that our products' price and performance are competitive in this field.

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

Research and Development
--------------------------------------------------------------------------------

In fiscal 2004, 2003 and 2002, we expended approximately $904,000, $905,000, and $1,000,000 respectively, for research and development. During these years, research and development was primarily focused on the development of advanced algorithms which coordinate care more rigorously and cost-effectively, and systems which improve our patient out-reach capabilities.

We plan to continue to add new disease states to our platform, as well as enhance our existing systems and products and have budgeted approximately 10% of anticipated revenue for such development in fiscal 2005.

Patent Protection and Proprietary Information
--------------------------------------------------------------------------------

We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of our technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081) and Spain (Patent No. 547040) . We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology began expiring in 2004.

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

The cost of complying with our contractual privacy obligations has not, to date, had a material negative impact on our results of operations and financial condition. By April 20, 2005, health plans, most health-care providers and certain other entities will be required to comply with federal security regulations issued pursuant to HIPAA, which require the use of administrative, physician and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We will be contractually required to comply with certain aspects of the security regulations by the regulatory compliance date.

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

Insurance
--------------------------------------------------------------------------------

We maintain managed care errors and omissions, product liability and general liability insurance for all of our locations and operations. While we believe our insurance policies to be adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance have increased significantly. There is no assurance that such insurance will continue to be available in adequate amounts or at reasonable costs. Our liability insurance coverage provides for certain deductible levels to be paid by us. We also maintain property and workers compensation insurance for each of our locations with commercial carriers on relatively standard commercial terms and conditions.

Employees
--------------------------------------------------------------------------------

We had 140 employees as of November 30, 2004, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant
--------------------------------------------------------------------------------

The following sets forth certain information concerning our executive officers as of January 26, 2005:

Officer                      Age   Position with the Company
-------                      ---   -------------------------

Michael W. Cox                62   President, Chief Executive Officer and
                                   Director since February 1983.

Jane Murray                   42   Executive Vice President, Chief Operating
                                   Officer and Director since January 1, 2002,
                                   Executive Vice President - Operations of
                                   IHMC since December 2000, various other
                                   positions with the company since 1985.

Teri J. Kraf                  55   Senior Vice President - Program
                                   Implementation since January 1, 2002.  Vice
                                   President - Strategic Development since
                                   June 1988.

John Siegel                   48   Senior Vice President - Sales since April 17,
                                   2001. Vice
                                   President - Field
                                   Services since
                                   1998.

William T. Schmitt, Jr., CPA  44   Senior Vice President, Chief Financial
                                   Officer since October 2002 and
                                   Treasurer, since October 2003.

Steven M. Vella               41   Controller since December 2003.

Debra Fenton, CPA             40   Secretary since June 2004.


Item 2. Properties.

Our executive offices occupy approximately 21,000 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which expires in November, 2007. These facilities are used principally for administrative offices, sales training, and marketing. We lease approximately 800 square feet of space in Sag Harbor, New York, used principally for repairs, assembly and product quality control.

We believe our facilities are suitable and adequate to meet our present needs, but we may require expansion with increased business.

Item 3. Legal Proceedings.

On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association of approximately $13,000,000 plus interest, of which approximately $6,500,000 related to IHMC, for claims under certain terminated disease management agreements. The amount of the claim was later increased to $17,000,000, of which $8.5 million related to IHMC, for claims under certain terminated disease management agreements. The claims alleged breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC denied the claims of Regence and asserted counter claims. In addition, Heartmasters demanded payment of the insurance coverage.

On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC's arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, as of May 31, 2004, the Company increased its reserve estimate to $1,150,001. The Company made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment, and any subsequent payment, could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

The dispute with Centre over the insurance coverage on all of the relevant Regence disease management plans, for which coverage was purchased, is now the subject of an arbitration proceeding. Initially, the Company sued Centre over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any other amounts we may be required to pay will not have a material effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

(a)      Market Price and Dividend Information

Our common stock is traded in the Nasdaq Small Cap Market, under symbol "QMED". The following table sets forth the range of high and low bid quotations for our shares reported by the Nasdaq Small Cap Market. This information represents inter-dealer quotations, without retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.

Fiscal Year Ended November 30, 2004                  High              Low

First Quarter                                    $      12.59     $    9.65
Second Quarter                                          11.94          9.03
Third Quarter                                           10.21          7.57
Fourth Quarter                                          11.55          6.27

Fiscal Year Ended November 30, 2003                  High              Low

First Quarter                                    $       7.43     $    4.85
Second Quarter                                           7.75          5.50
Third Quarter                                            8.38          5.85
Fourth Quarter                                          10.23          6.03

(b)      Approximate Number of Holders of Common Stock

As of January 24, 2005, the Company's common stock was held of record by 323 persons. Based upon requests from record holders for additional materials for our 2004 annual meeting, we believe that there are at least 3,300 beneficial holders of our common stock. On January 24, 2005, the closing price reported was $9.30.

(c)      Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

(d)      Recent Sales of Unregistered Securities

See the Company's Form 8-K dated October 21, 2004.

Item 6. Selected Financial Data.

                                                          For the Years Ended November 30,
                                                          --------------------------------
                                         2004              2003             2002           2001           2000
                                         ----              ----             ----           ----           ----
Results of Operations
Net revenue                          $  15,576,599     $  12,899,361  $  12,744,754  $   8,021,634   $   2,872,205
Cost of revenue                          8,878,104         6,726,867      5,607,563      3,300,526       1,424,779
                                     -------------     -------------  -------------  -------------   -------------
Gross profit                             6,698,495         6,172,494      7,137,191      4,721,108       1,447,426

Selling, general and
administrative expenses                  7,288,783         6,875,834      5,789,730      5,424,183       3,045,052
Research and development expenses          903,921           905,360        999,985        757,355         524,275
Debt conversion expense                                                                                     38,623
Litigation settlement                            -           230,000              -              -               -
                                     -------------     -------------  -------------  -------------   -------------
Income (Loss) from operations           (1,494,209)       (1,838,700)       347,476     (1,460,430)     (2,160,524)

Interest expense                           (33,874)          (25,595)        (9,173)       (16,517)        (33,168)
Interest income                             68,238            90,418        220,014        232,607         133,668
Loss in operations of joint venture       (502,027)         (362,499)       (47,500)       (42,500)       (146,148)

Other income                                 8,703                 -        104,444         24,180          15,406
                                     -------------     -------------  -------------  -------------   -------------
Income (loss) before income tax
benefit (provision)                     (1,953,169)       (2,136,376)       615,261     (1,262,660)     (2,190,766)

  Gain on sale of state tax benefits       229,724                 -        129,885        219,603         309,256
  Provision for state income taxes         (16,000)          (15,000)       (40,000)             -               -
                                     -------------     -------------  -------------  -------------   -------------

Net income (loss)                       (1,739,445)       (2,151,376)       705,146     (1,043,057)     (1,881,510)

Other comprehensive income (loss)
Unrealized gain (loss) on
securities available for sale               (8,553)          (14,725)       (69,617)        32,513               -

Reclassification adjustment for
gains included in net income                 8,914            44,830        (59,598)             -               -
                                     -------------     -------------  -------------  -------------   -------------

Comprehensive income (loss)          $  (1,739,084)    $  (2,121,271) $     575,931  $  (1,010,544)  $  (1,881,510)
                                     -------------     -------------  -------------  -------------   -------------

Per Share Data

Net income (loss) per share -

     Basic                           $        (.12)    $        (.15) $         .05  $        (.08)  $        (.15)
                                     -------------     -------------  -------------  -------------   -------------

     Diluted                         $        (.12)    $        (.15) $         .04  $        (.08)  $        (.15)
                                     -------------     -------------  -------------  -------------   -------------


Balance Sheet Data (at end of periods)

Working capital                      $   5,819,350     $   6,151,367  $   6,718,300  $   5,749,732   $   2,009,012

Total assets                         $  10,837,477     $  12,918,311  $  12,163,181  $   8,167,511   $   3,390,428

Total liabilities                    $   2,946,807     $   5,870,129  $   3,295,191  $   1,472,990   $     739,145


Stockholders' equity                 $   7,890,670     $   7,048,182  $   8,867,990  $   6,694,521   $   2,651,283


Selected Quarterly Financial Data (Unaudited)


                                                                   For the Quarters Ending 2004
                                                                   ----------------------------
                                                February 28,       May 31,     August 31      November 30,      Total
                                                ------------     ----------    ---------      ------------  ------------
Net revenue                                     $ 3,792,820     $ 3,724,881   $ 3,273,083     $ 4,785,815    $15,576,599
Gross profit                                      1,791,622       1,033,936       892,907       2,980,030      6,698,495
Net income (loss)                                  (262,414)     (1,432,269)   (1,180,896)      1,136,134     (1,739,445)
Income (loss) per share                                (.02)           (.10)         (.08)            .08           (.12)

                                                                   For the Quarters Ending 2003
                                                                   ----------------------------
                                                February 28,       May 31,     August 31      November 30,      Total
                                                ------------     ----------    ---------      ------------  ------------
Net revenue                                     $ 3,666,044     $ 3,316,701   $ 3,164,912     $ 2,751,704    $12,899,361
Gross profit                                      2,071,551       1,685,985     1,423,309         991,649      6,172,494
Net income (loss)                                   290,989        (587,451)     (676,054)     (1,178,860)    (2,151,376)
Income (loss) per share                                 .02            (.04)         (.05)           (.08)          (.15)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

Overview
--------------------------------------------------------------------------------

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans, governments and private companies. The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost. As of November 30, 2004, we had 2 contracts to provide these services to two Medicare demonstration projects and 13 licensed health plans in 11 states covering approximately 1.1 million health plan members.

Our disease management program is for members identified with chronic disease conditions as well as being at high risk for significant and costly episodes of care. The program is supported by technology that is designed to deliver the best clinical and financial outcomes to our customers.

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

         o the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
         o the timing and costs of implementation, and the effect, of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act 2003;
         o our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;
         o the ability of our health plan customers to provide timely, complete and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts and our accurate analysis of such data;
         o our ability to resolve favorably contract billing and interpretation issues with our health plan customers;
         o our ability to effectively integrate new technologies into our care management information technology platform;
         o our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our health plan operations and financing or insurance to support our performance under new health plan contracts;
         o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with chronic conditions, including coronary artery disease ("CAD"), stroke, heart failure ("HF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
         o        the impact of the introduction of new technologies;
         o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
         o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
         o        the impact of future state and federal healthcare legislation and regulations on our ability to deliver services;
         o        the financial health of our customers and their willingness to purchase our services;
         o        the impact of litigation or arbitration;
         o our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;
         o our ability to develop new products and deliver outcomes on those products;
         o our ability to implement our strategy within expected cost estimates;
         o        general economic conditions

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2004. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance - based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of physician and patients participation levels or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates.

The settlement process under a contract, which includes the settlement of any performance-based fees and involves reconciliation of health-care claims and clinical data, is generally not completed until sometime after the end of the contract year. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company negotiates with the plan until agreement is reached with respect to identified issues.

During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from three health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2002, approximately 47% of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the period in which such determination is made.

Health Plan Contracts

Most of our revenues in Fiscal 2001 through 2004 were generated from programs designed to assist health plans in improving the quality of care for health plan members with diseases such as diabetes, coronary artery disease, stroke, heart failure, hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These programs are designed to improve care and to reduce healthcare costs. We anticipate that a substantial portion of our future revenue growth will continue to result from providing disease management services to health plans. We also believe that a greater portion of our future revenue will be from contracts with CMS.

We first introduced a coronary artery disease program with a medical group in 1995. Since that time, we added diabetes, heart failure, stroke, hypertension, hyperlipidemia and the cardiovascular complications of diabetes to our program. During fiscal 2001, we were awarded a Medicare Coordinated Care Demonstration project, which is designed to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee for service model. Enrollment of patients under this program began in Fiscal 2002. During fiscal 2002, we received an accreditation by the National Committee on Quality Assurance. In October 2002, we, together with two other entities, were selected to participate in a disease management program for the Centers for Medicare and Medicaid Services. The program commenced in January of 2004.

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

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plan's decision to exit markets or non-renewal of contracts with their medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not had a material impact on the company's revenues or results of operations.

During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from PacifiCare of California, PacifiCare of Texas, and HealthPartners, Inc. of Minnesota, each of which comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from PacifiCare of California, PacifiCare of Texas, PacifiCare of Oregon, and PacifiCare of Colorado, each of which comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2002, approximately 47% of disease management services were derived from PacifiCare of California and Regence of Oregon, each of which comprised more than 10% of the Company's revenues.

Our strategy is to (1) develop additional CMS contracts (including both large scale demonstrations for our full suite of interventions as well as providing other CMS demonstrations with our already successful front-end enrollment process); (2) add contracts with new health plans to provide disease management services; (3) to further develop and expand our cardiovascular disease management business within existing customers; (4) to add disease states to our platform; and (5) to pursue other opportunities within the healthcare industry. We anticipate that we will utilize our state-of-the-art medical information technologies to gain a competitive advantage in delivering disease management services. We anticipate that significant investments will continue to be made during fiscal 2005 in the development of the clinical programs, the associated information technology support for these expanded initiatives, and that many of these investments will be made prior to the initiation of revenues from contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

We anticipate that additional disease management contracts that we may sign with health plans and governmental agencies may take one of several forms, including per member per month payments to us, some form of shared savings of overall enrollee healthcare costs, fee for services for enrolled members, or some combination of these arrangements. We anticipate that under most contracts, some portion of our fees will be at risk and subject to our performance against financial cost savings and clinical improvements. When appropriate we will defer a portion of this revenue.

Recent Accounting Pronouncements

Refer to note 1 in the accompanying consolidated financial statements.

Results of Operations
--------------------------------------------------------------------------------

The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company's Consolidated Statements of Operations.

                                                                                                 Period-to-Period
                                                                                                     % Changes
                                                          % For Year Ended                           ---------
                                                            November 30,                        2004             2003
                                                            ------------                         vs.              vs.
                                                   2004          2003         2002              2003             2002
                                                   ----          ----         ----              ----             ----
Revenue                                           100.0%         100.0%       100.0%            20.8%             1.2%
Cost of revenue                                    57.0           52.1         44.0             32.0             20.0
Gross Profit                                       43.0           47.9         56.0              8.5            (13.5)
Selling, general and administrative                46.8           53.3         45.4              6.0             18.8
Research and development                            5.8            7.0          7.8             (0.2)            (9.5)
Litigation settlement                                              1.8           -                *                *
Loss (income) from operations                      (9.6)         (14.3)         2.7               *                *
Interest expense                                   (0.2)          (0.2)        (0.1)            32.3            179.0
Interest income, net                                0.4            0.7          1.7            (24.5)           (58.9)
Loss on operations of joint venture                (3.2)          (2.8)        (0.4)              *                *
Other income                                        0.1            -            0.8               *                *
(Loss) income before tax (provision) benefit
                                                  (12.5)         (16.6)         4.8             (8.6)              *
Gain on sale of tax benefit                         1.5            -            1.0               *                *
Income tax (provision) benefit                     (0.1)          (0.1)        (0.3)             6.7            (62.5)
Net (loss) income                                 (11.2)         (16.7)         5.5            (19.1)              *

* Not meaningful

Fiscal 2004 Compared to Fiscal 2003
--------------------------------------------------------------------------------

Revenue for fiscal 2004 increased approximately $2.7 million or 20.8% over the fiscal 2003. This increase consists of (i) approximately $4.9 million of additional revenue related to new contracts entered into during fiscal 2004. This increase was offset by a reduction in revenue of approximately $2.2 million representing (i) approximately $1.2 million related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and with a customer in Oregon and (ii) a reduction of approximately $353,000 related an increase in management's deferred revenue estimate related to its settlement with the Regence Group and $580,000 related to an increase in management's deferred revenue estimate with a customer in Oregon.

Gross profit margins for fiscal 2004 decreased to 43.0% from 47.9% for fiscal 2003. This decrease was primarily due to (i) a reduction of approximately $353,000 related an increase in management's deferred revenue estimate related to its settlement with the Regence Group, (ii) $580,000 related to an increase in management's deferred revenue estimate with a customer in Oregon and (iii) implementation costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $800,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. The direct costs will decrease as a percentage of revenue once a marketplace and contract matures with a significant number of members being enrolled.

Selling, general and administrative expenses for fiscal 2004 increased approximately $413,000 or 6.0% compared to fiscal 2003. The increase was primarily due to costs associated with compliance with the provisions under the Sarbanes-Oxley Act of approximately $250,000, costs associated with negotiating and signing new disease management services contracts of approximately $247,000, and an increase in both executive and administrative staff of approximately $223,000. These increases were partially offset by the reduction of costs associated with the end of a lease on old corporate office space of approximately $226,000 and a reduction in insurance costs of approximately $94,000.

Research and development expenses for fiscal 2004 were flat compared to fiscal 2003. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint ventures for fiscal 2004 increased to approximately $502,000 from $362,000 in 2003. The expense in 2004 primarily represents legal fees associated with the arbitration with the Regence Group and startup costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for fiscal 2003 primarily represents legal fees associated the arbitration with the Regence Group.

There was no cost of litigation settlements in 2004. In 2003, the litigation settlement expense of $230,000 represents costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Our effective tax rate for fiscal 2003 is a negative 1.0%. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets and the sale of certain state tax benefits. Current period income tax expense of $16,000 represents minimum state tax liabilities.

Fiscal 2003 Compared to Fiscal 2002
--------------------------------------------------------------------------------

Revenue for fiscal 2003 increased approximately $155,000 or 1.2% over fiscal 2002.This increase consists of approximately $5.8 million of additional revenue related to expansion of existing contracts and a new contract entered into during fiscal 2003. This increase was offset by a reduction of revenue of approximately $4.7 million related to market exits under an existing disease management program in California and the termination of disease management programs under HeartMasters agreements with Regence of Oregon and Washington, and approximately $0.8 million related to a difference in estimated versus actual cost savings measures under a contract with a customer.

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

Selling, general and administrative expenses for fiscal 2003 increased approximately $1,086,000 or 18.8% compared to fiscal 2002. The increase was included costs associated with a retroactive insurance premium of approximately $156,000. Selling, general and administrative expenses, excluding this insurance premium, increased approximately $930,000 or 16.1% compared to the prior year primarily due to an increase in both executive and administrative staff, professional fees related to general corporate matters and office rent and depreciation associated with new office furniture and equipment at our new headquarters in Eatontown.

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

The Company incurred a litigation settlement expense of $230,000 in 2003 and no expense in 2002. Litigation settlements represent costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Loss on operations of joint venture for fiscal 2003 increased to approximately $362,000 from $48,000 in 2002. In 2003, this loss was generated primarily from legal fees associated the arbitration between Regence of Washington and Oregon and HeartMasters LLC.

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

Liquidity and Capital Resources
--------------------------------------------------------------------------------

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $33,000,000 less applicable expenses.

We had working capital of approximately $5.8 million at November 30, 2004 compared to approximately $5.4 million (net of an approximate $797,000 reserve related to the settlement with the Regence Group) at November 30, 2003 and ratios of current assets to current liabilities of 3.1:1 as of November 30, 2004 and 1.9:1 as of November 30, 2003. The working capital increase of approximately $464,000 was due to a private placement equity transaction on October 21, 2004, whereby the company sold common stock for approximately $2 million, net of expenses, and proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $509,000. This increase was partially offset by a net loss of approximately $1.7 million and capital expenditures of approximately $641,000. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of November 30, 2004 no debt was outstanding and the entire $1,000,000 was available under this credit line.

On December 6, 2004, the Company issued shares of the Company's common stock in a private placement for approximately $6 million, net of expenses. Had this transaction been completed on November 30, 2004 working capital would have increased to approximately $11.8 million.

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

Material Commitments
--------------------------------------------------------------------------------

The following schedule summarizes our contractual cost obligation as of November 30, 2004 in the periods indicated.

-------------------------------------- ----------------------------------------------------------------------------------
             Contractual
             Obligations                                            Payments Due by Period
-------------------------------------- ----------------------------------------------------------------------------------
                                                                                                               After 5
                                            Total        Less than 1 year      1-3 years       4-5 years        years
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Long-Term Debt                         $             -  $              -    $             -  $           -   $          -
Capital Lease Obligations                      292,000           137,000            155,000              -              -
Operating Leases                             1,283,000           490,000            793,000              -              -
Unconditional Purchase Obligations             432,000           432,000                  -              -              -
Other Long-Term Obligations                    706,000           706,000                  -              -              -
Total Contractual Cash Obligations     $     2,713,000  $      1,765,000    $       948,000  $           -   $          -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------


Additional Factors That May Affect Future Results
--------------------------------------------------------------------------------

Future Operating Results. Future operating results, which reflect management's current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist's activities, industry specific factors, and governmental agencies.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock. Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our services has increased in recent periods, our quarterly revenue and operating results have become highly dependent on the timing of contracts signed and programs implemented during the quarter, which are difficult to forecast. In addition, a portion of our operating expenses is relatively fixed in nature due to our revenue, research and development costs.

We are in the process of implementing new information systems, and problems with the redesign and implementation of these new systems could interfere with our operations. We are in the process of implementing new information systems to enhance our current systems in order to improve our operating efficiency and expand the range of disease management services we offer. We may not be successful in implementing these new systems and transitioning data. As part of this effort, we are implementing software applications to manage our business operations. Failure to smoothly and successfully implement this and other systems could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our new information systems could prevent us from efficiently implementing disease management programs, reconciling cost savings and could harm our business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At November 30, 2004, the Company had no outstanding long-term debt. Although the Company's assets included approximately $3.3 million in cash and cash equivalents and approximately $2.1 of securities with a maturity of generally less than one year at November 31, 2004, market rate risk associated with changing interest rates in the United States is not material. See also Note 2 of the Notes to Consolidated Financial Statements.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by Amper, Politziner & Mattia P.C., an independent registered public accounting firm, as stated in their report which is included herein.

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

The overall goals f these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

             Report of Independent Registered Public Accounting Firm


We have audited management's assessment, included in the accompanying Management's 2004 Annual Report on Internal Controls, that Qmed, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on control criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qmed, Inc. and Subsidiaries as of November 30, 2004 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended November 30, 2004 in our report dated January 25, 2005, in which we expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.
January 25, 2005
Edison, New Jersey

                           QMED, INC. AND SUBSIDIARIES

                               For the Years Ended
                           November 30, 2004 and 2003





                                                                      Page

Report of Independent Registered Public Accounting Firm                F-1

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

Consolidated Statements of Comprehensive Income                        F-4

Consolidated Statements of Stockholders' Equity                        F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                         F-7 - F-25

             Report of Independent Registered Public Accounting Firm


We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended November 30, 2004, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qmed, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended November 30, 2004, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of Qmed, Inc. and Subsidiaries internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 25, 2005 expressed an unqualified opinion.


/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.
Edison, New Jersey
January 25, 2005

                                                           QMED, INC. AND SUBSIDIARIES
                                                           Consolidated Balance Sheets
                                                                  November 30,

                                                             Assets

                                                                                               2004                  2003
                                                                                               ----                  ----
Current assets
    Cash and cash equivalents                                                           $        3,292,571    $       1,638,271
    Investments in securities                                                                    2,097,362            6,213,825
    Accounts receivable, net of allowance for
     doubtful accounts of $52,690 and $2,000, respectively                                       2,750,507            1,315,021
    Inventory, net of reserve                                                                       38,355              146,239
    Prepaid expenses and other current assets                                                      440,620              392,783
                                                                                        ------------------    -----------------
                                                                                                 8,619,415            9,706,139

Property and equipment, net of accumulated depreciation                                          1,180,050            1,133,419
Product software development costs, net                                                            858,022              441,020
Accounts receivable, non-current                                                                         -            1,474,674
Other assets                                                                                       132,136              163,059
Investment in joint ventures                                                                        47,854                   -
                                                                                        ------------------    -----------------
                                                                                        $       10,837,477    $      12,918,311
                                                                                        ==================    =================

                                              Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                            $          817,234    $         975,724
    Lease payable, current portion                                                                 119,757               73,463
    Accrued salaries and commissions                                                               416,382              565,524
    Fees reimbursable to health plans                                                              161,178              182,359
    Contract billings in excess of revenues                                                      1,245,862            1,717,657
    Deferred warranty revenue                                                                       23,652               33,235
    Income taxes payable                                                                            16,000                6,810
                                                                                        ------------------    -----------------
                                                                                                 2,800,065            3,554,772
Leases payable, long term                                                                          146,742               44,429
Contract billings in excess of revenue, long term                                                        -            2,270,928
                                                                                        ------------------    -----------------
                                                                                                 2,946,807            5,870,129
                                                                                        ------------------    -----------------

Commitments and contingencies

Stockholders' equity
    Common stock, $.001 par value, 40,000,000 shares
     authorized, 15,150,054 and 14,627,384 shares issued
     15,128,054 and 14,605,384 outstanding, respectively                                            15,150               14,627
    Paid-in capital                                                                             35,961,800           33,380,751
    Accumulated deficit                                                                        (28,004,017)         (26,264,572)
    Accumulated other comprehensive income
      Unrealized losses on securities available for sale                                            (6,638)              (6,999)
                                                                                        ------------------    -----------------
                                                                                                 7,966,295            7,123,807
    Less treasury stock at cost, 22,000 common shares                                              (75,625)             (75,625)
                                                                                        ------------------    -----------------
      Total stockholders' equity                                                                 7,890,670            7,048,182
                                                                                        ------------------    -----------------
                                                                                        $       10,837,477    $      12,918,311
                                                                                        ==================    =================



                                          See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                For the Years Ended November 30,


                                                                       2004                   2003                   2002
                                                                       ----                   ----                   ----
Revenue
    Disease management services                                $        15,343,884   $        12,650,406    $       12,324,877
    Medical equipment                                                      232,715               248,955               419,877
                                                               -------------------   --------------------   ------------------
                                                                        15,576,599            12,899,361            12,744,754
                                                               -------------------   --------------------   ------------------

Cost of revenue
    Disease management services                                          8,618,542              6,534,116            5,392,550
    Medical equipment                                                      259,562                192,751              215,013
                                                               -------------------   --------------------   ------------------

Cost of revenue                                                          8,878,104              6,726,867            5,607,563
                                                               -------------------   --------------------   ------------------

Gross profit                                                             6,698,495              6,172,494            7,137,191

Selling, general and administrative expenses                             7,288,783              6,875,834            5,789,730
Research and development expenses                                          903,921                905,360              999,985
Litigation settlement                                                            -                230,000                    -
                                                               -------------------   --------------------   ------------------
(Loss) income from operations                                           (1,494,209)            (1,838,700)             347,476

Interest expense                                                           (33,874)               (25,595)              (9,173)
Interest income, net                                                        68,238                 90,418              220,014
Loss in operations of joint ventures                                      (502,027)              (362,499)             (47,500)
Other income                                                                 8,703                      -              104,444
                                                               -------------------   --------------------   ------------------
(Loss) income before income tax benefit (provision)                     (1,953,169)            (2,136,376)             615,261

    Gain on sale of state tax benefits                                     229,724                      -              129,885
    Provision for state income taxes                                       (16,000)               (15,000)             (40,000)
                                                               -------------------   --------------------   ------------------


Net (loss) income                                              $        (1,739,445)  $         (2,151,376)  $          705,146
                                                               ===================   ====================   ==================

Basic (loss) income per share
    Weighted average shares outstanding                                 14,766,895             14,568,781           14,433,922
                                                               ===================   ====================   ==================

    Basic (loss) earnings per share                            $             (0.12)  $               (.15)  $              .05
                                                               ===================   ====================   ==================

Diluted (loss) income per share
    Weighted average shares outstanding                                 14,766,895             14,568,781           16,587,169
                                                               ===================   ====================   ==================

    Diluted (loss) earnings per share                          $            (0.12)   $              (.15)   $              .04
                                                               ===================   ====================   ==================

                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income
                                                For the Years Ended November 30,



                                                                       2004                   2003                   2002
                                                                       ----                   ----                   ----

Net (loss) income                                              $        (1,739,445)  $         (2,151,376)  $          705,146

Other comprehensive (loss) income
    Unrealized (loss) gain on securities
     available for sale                                                     (8,553)               (14,725)             (69,617)


    Reclassification adjustment for losses
     (gains) included in net (loss) income                                   8,914                 44,830              (59,598)
                                                               -------------------   --------------------   ------------------

Comprehensive (loss) income                                    $        (1,739,084)  $         (2,121,271)  $          575,931
                                                               ===================   ====================   ==================


                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Equity
                                                For the Years Ended November 30,



                                                                                      Accumulated      Common Stock
                                       Common Stock                                      Other       Held in Treasury
                                       ------------          Paid-in    Accumulated  Comprehensive  ------------------
                                  Shares        Amount       Capital      Deficit       Income       Shares    Amount     Total
                                  ----------  ---------   ------------  ------------  ----------     ------  ---------  -----------
Balances - November 30, 2001      14,175,713     14,175     31,541,800   (24,818,342)     32,513     22,000    (75,625)   6,694,521
  Exercise of stock options
    and warrants                     330,440        331      1,507,741             -           -          -          -    1,508,072
  Amortization of non-employee
    stock options                          -          -         29,868             -           -          -          -       29,868
  Net income                               -          -              -       705,146           -          -          -      705,146
  Unrealized holding losses
    on securities available
    for sale                               -          -              -             -     (69,617)         -          -      (69,617)
                                  ----------  ---------   ------------  ------------  ----------     ------  ---------  -----------
Balances - November 30, 2002      14,506,153     14,506     33,079,409   (24,113,196)    (37,104)    22,000    (75,625)   8,867,990

  Exercise of stock options          119,401        119        247,581             -           -          -          -      247,700
  Issuance of common stock
    in connection with
    directors equity plan              1,830          2         12,811             -           -          -          -       12,813
  Amortization of non-employee
    stock options                          -          -         40,950             -           -          -          -       40,950
  Net loss                                 -          -              -    (2,151,376)          -          -          -   (2,151,376)
  Unrealized holding losses
    on securities available
    for sale                               -          -              -             -      30,105          -          -       30,105
                                  ----------  ---------   ------------  ------------  ----------     ------  ---------  -----------
Balances - November 30, 2003      14,627,384     14,627     33,380,751   (26,264,572)     (6,999)    22,000    (75,625)   7,048,182

  Exercise of stock options
    and warrants                     220,639        220        508,833                                                      509,053
  Issuance of common stock
    in connection with
    directors equity plan              3,524          4         28,433                                                       28,437
  Amortization of non-employee
    stock options                                               55,775                                                       55,775
  Issuance of common stock
    through private placement
    for cash                         298,507        299      1,988,008                                                    1,988,307
  Net loss                                                                (1,739,445)                                    (1,739,445)
  Unrealized holding losses
    on securities available
    for sale                                                                                 361                                361
                                  ----------  ---------   ------------  ------------  ----------     ------  ---------  -----------
Balances - November 30, 2004      15,150,054  $  15,150   $ 35,961,800  $(28,004,017) $   (6,638)    22,000  $ (75,625) $ 7,890,670
                                  ==========  =========   ============  ============  ==========     ======  =========  ===========


                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                For the Years Ended November 30,


                                                                              2004               2003                2002
                                                                              ----               ----                ----
Cash flows from operating activities
   Net (loss) income                                                      $  (1,739,445)      $  (2,151,376)    $     705,146
                                                                          -------------       -------------     -------------
   Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities
     Loss (gain) on sale of investments                                           8,914              44,830           (59,598)

     Loss in operations of joint venture                                        502,027             362,499            47,500
     Depreciation and amortization                                              476,753             404,180           258,179
     Provision for loss on accounts receivable                                   51,850                   -                 -
     Provision for slow moving inventory                                        101,428                   -                 -
     Stock compensation expense                                                  28,437              12,813                 -
     Amortization of non-employee stock options                                  55,775              40,950            29,868
     Amortization of bond discounts and premiums                                116,260             100,921                 -
     (Increase) decrease in
       Accounts receivable                                                   (1,487,336)         (2,586,479)          682,813
       Inventory                                                                  6,456              26,807             5,340
       Prepaid expenses and other current assets                                (47,837)            326,576          (184,880)
     Increase (decrease) in
       Accounts payable and accrued liabilities                                (313,944)            205,905           402,958
       Contract billings in excess of revenues                               (1,277,632)          2,202,333         1,380,130
       Other                                                                     21,194             (25,297)          (35,270)
                                                                          -------------       -------------     -------------
Total adjustments                                                            (1,757,655)          1,116,038         2,527,040
                                                                          -------------       -------------     -------------
                                                                             (3,497,100)         (1,035,338)        3,232,186
                                                                          -------------       -------------     -------------

Cash flows from investing activities
   Proceeds from sale of securities available for sale                        9,760,860          15,701,735        16,933,028
   Purchase of securities available for sale                                 (5,769,210)        (15,157,716)      (18,380,248)
   Capital expenditures                                                        (106,331)           (158,865)       (1,115,453)
   Product development software expenditures                                   (534,726)            (79,118)         (238,383)
   Investment in joint venture                                                 (564,750)           (197,572)          (47,500)
                                                                          -------------       -------------     -------------
                                                                              2,785,843             108,464        (2,848,556)
                                                                          -------------       -------------     -------------
Cash flows from financing activities
   Net proceeds from issuance of common stock                                 2,497,360             247,700         1,508,072
   Payments on capital leases                                                  (131,803)            (65,678)          (40,029)
                                                                          -------------       -------------     -------------
                                                                              2,365,557             182,022         1,468,043

Net change in cash and cash equivalents                                       1,654,300            (744,852)        1,851,673

Cash and cash equivalents - beginning                                         1,638,271           2,383,123           531,450
                                                                          -------------       -------------     -------------

Cash and cash equivalents - ending                                        $   3,292,571       $   1,638,271     $   2,383,123
                                                                          =============       =============     =============

Cash paid during the period for:
   Interest                                                               $      33,874       $      25,469     $       9,173
   Income taxes                                                                   6,810              48,190            10,572

Non-cash investing activities:
   Capital leases entered into during the period                          $     280,410       $     100,642     $      66,324


                                  See accompanying notes to consolidated financial statements.

                           QMED, INC. AND SUBSIDIARIES
                          Notes to Financial Statements

Note 1 - Significant Accounting Policies

Nature of Business
------------------
QMed, Inc. (the "Company") operates in two industry segments: disease-management services and medical equipment revenue. The majority of the Company's operations consist of the operations of Interactive Heart Management Corp. ("IHMC"), the Company's wholly owned subsidiary. The Company and IHMC provide disease management services to health plans nationwide.

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

Accounts Receivable
-------------------
Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Included in accounts receivable are unbilled balances totaling approximately $119,000.

Investments in Securities
-------------------------
The Company accounts for investments in securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this Statement, the Company's securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income, net of income taxes.

Inventory
---------
Inventory consists of finished units, components and supplies, and is stated at the lower of cost (moving weighted-average method) or market.

Depreciation and Amortization
-----------------------------
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over a five-year period. Leasehold improvements are amortized on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed, while additions and

-------------------------------------------
betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Comprehensive Income
--------------------
Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

Financial Instruments
---------------------
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2004, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2004, based upon current rates for the same or similar instruments.

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

Contract Billings in Excess of Revenues
---------------------------------------
Contract billings in excess of revenues represent performance based fees subject to refund that we do not recognize in revenue because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

Revenue Recognition- Disease Management
---------------------------------------
The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for

-----------------------------------------------------

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2004 and 2003, based on information and data available, the Company has deferred approximately $1,246,000 and $3,989,000 of revenue, respectively, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts.

During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from three health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2002, approximately 47% of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues.

Revenue Recognition - Medical Equipment
---------------------------------------
Revenue is recognized on equipment revenue when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to customers them at the time of shipment. For the years ended November 30, 2004, 2003 and 2002, there have been deminimus sales returns or allowances.

During 2004, 2003 and 2002, the Company sold extended one-year service warranty contracts to customers. Revenue on one-year warranty contracts is recognized on a straight-line basis over the life of the contract.

Earnings (Loss) Per Share
Earnings (loss) per share is reported under SFAS No. 128 "Earnings per Share". The presentation of basic earnings per share is based upon weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

Stock Based Compensation
The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, no compensation expense has been recognized in connection with the issuance of stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                          2004           2003            2002
                                          ----           ----            ----
Net (loss) income, as reported      $ (1,739,445)   $ (2,151,376)  $    705,146

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for all
awards, net of related tax
effects                               (1,231,601)       (887,469)      (982,234)
                                    ------------    ------------   ------------

Pro forma net (loss) income         $ (2,971,046)   $ (3,038,845)  $   (277,088)
                                    ============    ============   ============

Weighted average common
  shares outstanding                  14,766,895      14,568,781     14,433,922

Dilutive effect of stock
 options and warrants                          -               -      2,153,247
                                    ------------    ------------   ------------

Diluted shares outstanding            14,766,895      14,568,781     16,587,169
                                    ============    ============   ============

--------------------------------------
                                      2004             2003             2002
                                      ----             ----             ----
(Loss) earning per share:

     Basic, as reported              $ (.12)          $ (.15)          $  .05
                                     ======           ======           ======
     Basic, pro forma                $ (.20)          $ (.21)          $ (.02)
                                     ======           ======           ======
     Diluted, as reported            $ (.12)          $ (.15)          $  .04
                                     ======           ======           ======
     Diluted, pro forma              $ (.20)          $ (.21)          $ (.02)
                                     ======           ======           ======

Potentially dilutive options and warrants to purchase 2,021,696 shares and 1,792,896 shares of the common stock were outstanding as of November 30, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 50,000, 287,440, and 31,000 shares of common stock were outstanding as of November 30, 2004, 2003 and 2002, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares, and would have been anti-dilutive.

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                          2004         2003           2002
                                          ----         ----           ----
Weighted Average
 fair value of options granted during
the year                                  $ 9.30       $ 4.47         $ 4.40

Risk-free interest rate                       5%         5.0%           5.0%
Expected volatility                        65.8%        68.4%          70.0%
Dividend yield                                 -            -              -
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

Research and Development Expenses
Costs associated with the development of new products and changes to existing products are charged to operations as incurred.

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

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral. contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

Consolidation of Variable Interest Entities
-------------------------------------------
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended February 29, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

Share-Based Payment
-------------------
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended November 30, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Reclassifications
-----------------
Certain reclassifications have been made to prior period's financial statements in order to conform to the current year presentation.

Inventory costs
---------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. There was no impact from the adoption of this statement.

Note 2 - Investments in Securities
Investments in securities available-for-sale as of November 30, 2004 and 2003 were as follows:

                                                     Market       Unrealized
                                     Cost            Value        Gain (Loss)
                                 -----------     -----------     -----------
         2004
         ----
Corporate debt securities        $ 1,381,106     $ 1,378,014     $    (3,092)
Certificate of deposits               84,726          84,153            (573)
Government debt securities           638,168         635,195          (2,973)
                                 -----------     -----------     -----------
                                 $ 2,104,000     $ 2,097,362     $    (6,638)
                                 ===========     ===========     ===========

         2003
         ----
Corporate debt securities        $ 4,593,250     $ 4,586,965     $    (6,285)
Government debt securities         1,627,574       1,626,860            (714)
                                 -----------     -----------     -----------
                                 $ 6,220,824     $ 6,213,825     $    (6,999)
                                 ===========     ===========     ===========


Primarily all of the above securities mature within one year.

During the years ended November 30, 2004 and 2003, the Company sold available for sale securities for approximately $9,800,000 and $15,700,000, respectively, resulting in a losses of approximately $9,000 and $45,000, respectively.

Note 3 - Inventory
                                                             November 30,
                                                             ------------
                                                        2004            2003
                                                     ---------      ----------
Raw materials (component parts and supplies)         $ 120,533      $  119,228
Finished units                                          19,250          27,011
                                                     ---------      ----------
         Total Inventory                             $ 139,783      $  146,239
Reserve for Slow moving inventory                     (101,428)              -
                                                     ---------      ----------
Net Inventory                                        $  38,355      $  146,239
                                                     =========      ==========

Note 4 - Property and Equipment
                                                            November 30,
                                                            ------------
                                                       2004            2003
                                                       ----            ----
Machinery and equipment                            $ 1,422,585     $ 1,426,835
Loaner equipment                                       244,542         244,542
Furniture and fixtures                               1,076,498       1,076,498
Office equipment                                     1,524,747         986,435
Leasehold improvements                                 123,477         121,477
Equipment held under capital leases                    447,378         600,312
                                                   -----------     -----------
                                                     4,839,227       4,456,099
Less accumulated depreciation and amortization      (3,659,177)     (3,322,680)
                                                   -----------     -----------
Property and equipment - net                       $ 1,180,050     $ 1,133,419
                                                   ===========     ===========

At November 30, 2004 and 2003, the equipment under the capital leases had net book values of approximately $340,000 and $164,000, respectively.

Depreciation expenses were approximately $339,000, $284,000 and $184,000 for 2004, 2003 and 2002, respectively.

Note 5 - Product Software Development Costs
During the years ended November 30, 2004 and 2003, the Company capitalized approximately $534,000 and $79,000 in product software development costs, respectively. These costs are amortized over the five-year estimated useful life.

During the years ended November 30, 2004, 2003 and 2002, amortization costs related to product software development costs were approximately $119,000 and $100,000 and $55,000, respectively.

Note  6 - Patent and Deferred Legal Costs
During fiscal 2003, the Company reached an out of court settlement of its patent infringement claim against LifeMasters Supported SelfCare, Inc. The Settlement resolves the outstanding dispute between the parties and includes a license of one of the Company's patents. The Company had deferred all legal costs associated with this claim. The settlement also includes a reimbursement for legal costs associated with this matter. As of November 30, 2003, the Company had incurred approximately $391,000 of legal costs related to this matter of which approximately $59,000 was recorded in other current assets as of November 30, 2003. The full amount of the receivable was collected in 2004.

Note  7 - Investment in Joint Ventures
The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of November 30, 2004, the Company has recorded losses to date of approximately $1,018,000 bringing the investment in joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

                                                   November 30,
                                                   ------------
                                            2004                  2003
                                            ----                  ----
Balance Sheet
         Current assets                $  2,423,505            $  2,603,860
         Liabilities                      2,654,573               2,795,216
                                        ------------            ------------
         Capital                       $   (231,068)           $   (191,356)
                                       ===============         ==============

Statements of operations
         Revenues                      $          -            $    639,916
         Operating expenses                 837,544               1,364,913
                                       -------------           -------------
         Net loss                      $   (837,544)           $   (724,997)
                                       ============            ==============

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of November 30, 2004, the Company has recorded losses to date of approximately $84,000 bringing its investment in this joint venture to approximately $48,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The unaudited summary financial information for HSP as of and for the period ended November 30, 2004 is as follows:

Balance Sheet
         Assets                                                 $    598,817
         Liabilities                                                   4,050
                                                                ------------
         Capital                                                $    594,767
                                                                ============

Statements of operations
         Revenues                                               $  4,815,770
         Operating expenses                                        5,029,621
                                                                ------------
         Net loss                                               $   (213,851)
                                                                ============

Note  8 - Accounts Payable and Accrued Liabilities

                                                         November 30,
                                                     2004           2003
                                                 ----------      ----------
Accounts payable - trade                         $  278,319      $  479,472
Insurance premiums payable                           71,720         183,243
Professional fees payable                           209,503          59,339
Other accrued   expenses - none in
 excess of 5% of current liabilities                257,692         253,670
                                                 ----------      ----------
                                                 $  817,234      $  975,724
                                                 ==========      ==========

Note  9 - Fees Reimbursable to Health Plans
Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of November 30, 2004 and 2003, there was $161,178 and $182,359 outstanding under these provisions.

Note 10 - Line of Credit
On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Borrowings under this line of credit were $-0- at November 30, 2004 and 2003.

Note 11 - Capital Lease Obligations
The Company has entered into various capital leases for equipment expiring through August 2007, with aggregate monthly payments of approximately $14,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2004:

For the Years Ending
     November 30,
         2005                                                 $  137,447
         2006                                                    122,959
         2007                                                     32,107
                                                              ----------
         Total minimum lease payments                            292,513
         Less amount representing interest                       (26,014)
                                                              ----------
         Present value of net minimum lease payments             266,499
         Less current maturities                                 119,757
                                                              ----------
         Long-term maturities                                 $  146,742
                                                              ==========

Note 12 - Income Taxes
Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2004 and 2003, follow:
                                                             November 30,
                                                         2004            2003
                                                         ----            ----
Current assets and liabilities
    Allowance for doubtful accounts                  $   21,000     $     1,000
    Inventory reserve                                    41,000               -
    Inventory overhead capitalization                    15,000          15,000
    Deferred warranties                                  10,000          13,000
                                                    -----------     -----------
                                                         87,000          29,000
    Valuation allowance                                 (87,000)        (29,000)
                                                    -----------     -----------
Net current deferred tax asset (liability)          $         -     $         -
                                                    ===========     ===========


Note 12 - Income Taxes - (continued)
                                                            November 30,
                                                        2004            2003
                                                    -----------     -----------
Noncurrent assets and liabilities
    Depreciation and amortization                   $   (54,000)    $   (78,000)
    Investments                                         (48,000)              -
    Net operating loss carryforward                   9,829,000       9,644,000
    Research and development credit carryforward         82,000          82,000
    Stock compensation                                  123,000         123,000
    Capital loss carryforward                            18,000               -
                                                    -----------     -----------
                                                      9,950,000       9,771,000
    Valuation allowance                              (9,950,000)     (9,771,000)
                                                    -----------     -----------
Net noncurrent deferred tax asset (liability)       $         -     $         -
                                                    ===========     ===========

The Company has a cumulative pre-tax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $10,000,000 and $9,800,000 as of November 30, 2004 and 2003, respectively.

The effective tax rate varied from the statutory rate as follows:

                                          2004          2003          2002
                                          ----          ----          ----

Statutory federal income tax rate         34.0%         34.0%          34.0%
State income tax, net of federal
 Benefit                                  (0.6%)        (0.5%)          3.5%
Certain non-deductible expenses           (1.6%)        (0.8%)         (0.5%)
Effect on net operating loss
  carryforward and valuation
  allowance                              (32.8%)       (33.4%)        (31.7%)
                                        -------       -------        ------
                                          (1.0%)        (0.7%)          5.3%
                                        =======       =======        ======

Provision for state income taxes for the years ended November 30, 2004 and 2003 represents minimum state tax liabilities.

As of November 30, 2004, the Company has available the following federal net operating loss carryforwards for tax purposes:

                  Expiration Date:
                   Years Ending
                   November 30,
                   ------------
                       2005                            $      496,000
                       2006                                         -
                       2007 through 2024                   23,835,000
                                                       --------------
                                                       $   24,331,000
                                                       ==============

The Company has net operating loss carryforwards for state tax purposes of approximately $21,000,000 expiring at various times from fiscal years ending 2005 through 2018. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

During the year ended November 30, 2004 the Company completed the sale of approximately $2,900,000 of its New Jersey net operating loss carryforwards and received approximately $230,000. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

During the year ended November 30, 2002 the Company completed the sale of approximately $563,000 of its New Jersey net operating loss carryforwards and $105,000 of its New Jersey research and development tax credits and received approximately $130,000. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

Note 13 - Stockholders' Equity
Private Placement Equity Transaction
On October 21, 2004, the Company issued to Quest Diagnostics Venture LLC 298,507 shares of the Company's common stock for approximately $1,988,000, net of expenses.

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

Stock Options and Warrants
The QMed, Inc. 1999 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards up to 1,000,000 shares of the Company's common stock to be granted to employees and consultants of the Company until September 2009. The Plan also provides for Director Non-Qualified stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company). The Plan was amended by a vote of stockholders on May 22, 2002 to increase the number of shares available for awards from 1,000,000 to 2,000,000.

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

----------------------------------------
Under the 1990, 1997 and 1999 plans, most options are exercisable in cumulative 33% increments after the first and each subsequent anniversary of the date of the grant, except for executive officers' options, which generally are exercisable immediately. The incentive and nonqualifying stock options expire ten years after the date of the grant.

Options granted under all plans must be at a price per share not less than the fair-market value per share of common stock on the date the option is granted.

There was compensation expense of approximately $109,000 recorded from stock options under APB 25 for the year ended November 30, 2002. Effective November 30, 2001, the Company terminated an employment agreement with an employee which resulted in the immediate vesting of their unvested stock options and a charge to operations, related to the acceleration of the options, of approximately $109,000 during fiscal 2002. The immediate vesting resulted in variable accounting treatment for the related options, and accordingly the Company adjusted the charge each period through the exercise or expiration of the related options. All related options were exercised prior to expiration.

During the year ended November 30, 2000, the Company granted stock options to consultants in exchange for services. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting period for these options is three years. The value of these options was approximately $90,000 and was amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2004, 2003 and 2002 was approximately $0, $15,000 and $30,000, respectively.

During the years ended November 30, 2004 and 2003, the Company granted stock options to certain board members. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting periods for these options are one year. The value of these options for the years ended November 30, 2004 and 2003 was approximately $63,000 and $56,000, respectively, and is being amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2004 and 2003 was approximately $56,000 and $26,000, respectively.

A summary of the Company's stock option activity, and related information for the years ended November 30, follows:

                                         Weighted-Average     Number of      Weighted-Average
                             Options      Exercise Price     Exercisable      Exercise Price
                             -------      --------------     -----------      --------------
Outstanding
  November 30, 2001         1,671,939       $    4.37         1,170,049        $        3.25

  Granted                     136,000            7.05
  Exercised                  (283,053)           4.43
  Terminated                  (43,379)           7.32
  Expirations                    (364)           8.90
                           ----------
Outstanding
  November 30, 2002         1,481,143            4.51         1,149,076                 3.75

                                         Weighted-Average     Number of      Weighted-Average
                             Options      Exercise Price     Exercisable      Exercise Price
                             -------      --------------     -----------      --------------
Outstanding
  November 30, 2002         1,481,143            4.51         1,149,076                 3.75

  Granted                     235,175            7.30
  Exercised                  (119,401)           2.07
  Expirations                 (14,900)           8.55
  Terminated                  (27,696)           9.32
                           ----------

Outstanding
  November 30, 2003         1,554,321            4.97         1,147,962                 4.28

  Granted                     298,506            9.30
  Exercised                  (158,806)           1.92
  Expirations                 (12,973)           8.95
  Terminated                  (43,379)           9.33
                           ----------

Outstanding
  November 30, 2004         1,637,669       $    5.91         1,163,761            $    5.10
                           ==========       =========        ==========            =========

         Weighted-average fair value of options granted during the years

                                       2004                       2003
                                      -----                       ----

          Where exercise price
            equals stock price          $ 9.30                     $ 4.47

          Where exercise price
            exceeds stock price              -                          -

          Where stock price
           exceeds exercise price            -                          -

Following is a summary of the status of stock options outstanding at November 30, 2004:

                                  Outstanding Options                       Exercisable Options
                    ------------------------------------------------- ------------------------------
                                        Weighted-
                        Number           Average         Weighted-        Number        Weighted-
Exercise Price       Outstanding        Remaining         Average       Outstanding      Average
     Range           at 11/30/04    Contractual Life  Exercise Price    at 11/30/04  Exercise Price
--------------       -----------    ----------------  --------------    -----------  --------------
$  2.75  -  4.03        605,880             3.5              3.08         583,445         3.05
   4.44  -  6.56        198,187             5.3              4.80         148,010         4.72
   6.88  - 10.28        813,916             8.1              8.16         432,306         8.00
  10.95  - 11.44         19,686             9.1             11.17               -            -
----------------     ----------           -----           -------       ---------      -------
$  2.75  - 11.44      1,637,669             6.0           $  5.91       1,163,761      $  5.10
================     ==========           =====           =======       =========      =======

A summary of the Company's stock warrant activity, and related information for the years ended November 30, follows:

                                             Weighted-Average           Number of       Weighted-Average
                            Warrants          Exercise Price           Exercisable        Exercise Price
                            --------          --------------           -----------        --------------
Outstanding
  November 30, 2001        1,841,952             $   1.93                1,841,952            $  1.93
  Granted                          -                                             -
  Exercised                  (46,437)                3.10                  (46,437)
  Terminated                       -                                             -
                          ----------                                    ----------

Outstanding
  November 30, 2002        1,795,515                 1.90                1,795,515               1.90
  Granted                          -                                             -
  Exercised                        -                                             -
  Terminated                       -                                             -
                          ----------                                    ----------

Outstanding
  November 30, 2003        1,795,515                 1.90                1,795,515               1.90

  Granted                          -                                             -
  Exercised                  (62,500)                3.33                  (62,500)
  Terminated                       -                                             -
                          ----------                                    ----------
Outstanding
  November 30, 2004        1,733,015             $   1.85                1,733,015            $  1.85
                          ==========             ========               ==========            =======


Following is a summary of the status of stock warrants outstanding at November
30, 2004:

                              Outstanding Warrants                         Exercisable Warrants
                  ------------------------------------------------ ---------------------------------
                                     Weighted-
                      Number         Average         Weighted-          Number           Weighted-
Exercise Price     Outstanding       Remaining         Average       Outstanding          Average
     Range        at 11/30/04   Contractual Life   Exercise Price    at 11/30/04      Exercise Price
     -----        -----------   ----------------   --------------    -----------      --------------
$  1.67 - 1.67      1,460,339           2.9            $  1.67        1,460,339           $ 1.67
   2.62 - 2.87        271,786           2.9               2.80          271,786             2.80
   3.64 - 3.64            890           2.9               3.64              890             3.34
--------------     ----------          ----            -------       ----------           ------
$  1.67 - 3.64      1,733,015           2.9            $  1.85        1,733,015           $ 1.85
==============     ==========          ====            =======       ==========           ======

Note 14 - Retirement Plan
The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2004, 2003 and 2002, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $80,000, $55,000 and $46,000, respectively.

Note 15 - Commitments and Contingencies
Leases
------
The Company leases office space and equipment under noncancellable operating leases expiring through November 2007. Monthly payments under the current leases are approximately $41,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2004.

        For the Years Ending
             November 30,
             ------------
                 2005                                            $   490,000
                 2006                                                474,000
                 2007                                                319,000
                 2008                                                      -
                 2009                                                      -
                 Thereafter                                                -
                                                                 -----------
                 Total minimum payments required                 $ 1,283,000
                                                                 ===========


Rent expense for the years ended November 30, 2004, 2003 and 2002 was approximately $450,000, $840,000 and 288,000, respectively.

Litigation
----------
On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. Based upon management's estimates, as of May 31, 2004, the Company increased its reserve estimate to $1,150,001, which has resulted in a reduction in current year revenue of approximately $353,000. The Company made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

The dispute with Centre over the insurance coverage on all of the relevant Regence disease management plans, for which coverage was purchased, is now the subject of an arbitration proceeding. Initially, the Company sued Centre over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre. At this stage, management is unable to predict the outcome of these matters.

This settlement was in response to the following: HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, had received a Demand for Arbitration before the American Arbitration Association of approximately $17,000,000 plus interest, of which approximately $8,500,000 had related to IHMC, for claims under certain terminated disease

Litigation - continued)

management agreements. The claims had alleged a breach of the disease management agreements between Regence of Washington and Oregon and HeartMasters LLC.

HeartMasters LLC had received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period which had asserted that the outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage, is now the subject of an arbitration proceeding in which HeartMasters seeks payment of all policies.

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

Major Customer
--------------
The Company had three major customers during 2004, four major customers during 2003 and two major customers during 2002. Major customers were considered to be those who account for more than 10% of total revenue. The major customers accounted for approximately 45%, 57% and 47% for 2004, 2003 and 2002, respectively.

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of November 30,2004 total open commitments under these purchase orders are approximately $307,000.

Note 16 - Business Segment Information
The Company presents segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

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

Summarized financial information by operating segment for 2004, 2003 and 2002, is as follows:

                                          2004           2003         2002
                                          ----           ----         ----

Revenue:
     Disease management services     $ 15,343,884   $ 12,650,406   $ 12,324,877
     Medical equipment                    232,715        248,955        419,877
                                     ------------   ------------   ------------
                                     $ 15,576,599   $ 12,899,361   $ 12,744,754
                                     ============   ============   ============

                                          2004           2003         2002
                                          ----           ----         ----

 (Loss) income before income taxes
     Disease management services     $    690,548   $    327,413   $  2,004,808
     Medical equipment                    (26,847)        56,204        204,864
                                     ------------   ------------   ------------
         Total segments                   663,701        383,617      2,209,672
     General corporate expense net     (2,616,870)    (2,519,993)    (1,594,411)
                                     ------------   ------------   ------------
                                     $ (1,953,169)  $ (2,136,376)  $    615,261
                                     ============   ============   ============

Depreciation and amortization
     Disease management services     $    228,917   $    210,274   $    173,646
     Medical equipment                     10,141         16,648         23,642
                                     ------------   ------------   ------------
         Total segments                   239,058        226,922        197,288
     General corporate expense net        237,694        177,258         60,891
                                     ------------   ------------   ------------
                                     $    476,752   $    404,180   $    258,179
                                     ============   ============   ============


Expenditures for long-lived assets
     Disease management services     $    335,927   $    135,127
     Medical equipment                          -              -
                                     ------------   ------------
         Total segments                   335,927        135,127
     General corporate                    305,130        102,856
                                     ------------   ------------
                                     $    641,057   $    237,983
                                     ============   ============


Identifiable assets
     Disease management services     $  4,300,867   $  4,137,316
     Medical equipment                  5,577,659      7,917,663
                                     ------------   ------------
         Total segments                 9,878,526     12,054,979
     General corporate                    958,951        863,332
                                     ------------   ------------
                                     $ 10,837,477   $ 12,918,311
                                     ============   ============

Note 17 - Subsequent Events
Private Placement Equity Transaction
------------------------------------
On December 6, 2004, the Company issued to institutional investors 571,428 shares of the Company's common stock, together with additional investment rights to acquire up to an additional 142,856 shares of common stock at a price of $11 per share, for $6,000,000. These investment rights will expire on February 12, 2005.



Note 18 - Selected Quarterly Financial Data (Unaudited)

                                                 For the Quarters Ending 2004
                                                 ----------------------------
                             February 29,       May 31,       August 31,     November 30,      Total
                             ------------       -------       ---------     ------------      -----
Net revenue                  $ 3,792,820    $ 3,724,881    $ 3,273,083     $ 4,785,815    $15,576,599
Gross profit                   1,791,622      1,033,936        892,907       2,980,030      6,698,495
Net income (loss)               (262,144)    (1,432,269)    (1,180,896)      1,135,864     (1,739,445)
Income (loss) per share             (.02)          (.10)          (.08)            .08           (.12)

                                                 For the Quarters Ending 2003
                                                 ----------------------------
                             February 29,       May 31,       August 31,     November 30,      Total
                             ------------       -------       ---------     ------------      -----
Net revenue                  $ 3,666,044    $ 3,316,701    $ 3,164,912     $ 2,751,704    $12,899,361
Gross profit                   2,071,551      1,685,985      1,423,309         991,649      6,172,494
Net income (loss)                290,989       (587,451)      (676,054)     (1,178,860)    (2,151,376)
Income (loss) per share              .02           (.04)          (.05)           (.08)          (.15)

                                                 For the Quarters Ending 2002
                                                 ----------------------------
                             February 29,       May 31,       August 31,     November 30,      Total
                             ------------       -------       ---------     ------------      -----
Net revenue                  $ 3,185,715    $ 3,492,321    $ 2,491,607     $ 3,575,111    $12,744,754
Gross profit                   1,893,859      2,123,879      1,074,123       2,045,330      7,137,191
Net (loss) income                402,319        447,612       (559,366)        414,581        705,146
(Loss) income per share              .03            .03           (.04)            .03            .05

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2004 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2004 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our relationship with our principal public accountant will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2004 and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description
         -----------

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of November 30, 2004 and 2003

         Consolidated Statement of Operations for each of the three years ended November 30, 2004, 2003 and 2002

         Consolidated Statement of Comprehensive Income for each of the three years ended November 30, 2004, 2003 and 2002

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2004, 2003 and 2002

         Consolidated Statement of Cash Flows for each of the three years ended November 30, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements

         (a)(2) Financial Statement Schedules:

         II - Valuation and Qualifying Accounts

         Other schedules have been omitted because they are not applicable.

         (a)(3) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

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

    4.6           Stock Purchase Agreement between QMed, Inc. and Quest
                  Diagnostics Ventures LLC, dated as of October 21, 2004
                  (Exhibit 10.1 to the Company's report on Form 8-K dated
                  October 21, 2004)                                                     I/B/R

    4.7           Registration Rights Agreement between QMed, Inc. and
                  Quest Diagnostics Ventures LLC, dated as of October
                  21, 2004 (Exhibit 10.2 to the Company's report on
                  Form 8-K dated October 21, 2004).                                     I/B/R

    4.8           Securities Purchase Agreement, dated December 6, 2004
                  (Exhibit 10.1 to the Company's report on Form 8-K dated
                  December 6, 2004)                                                     I/B/R

    4.9           Form of Additional Investment Right (Exhibit 10.2 to the
                  Company's report on Form 8-K dated October 21, 2004).                 I/B/R


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

   24             None.

   31.1           Certification of Chief Executive Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                            *

   31.2           Certification of Chief Financial Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                            *


   32.1           Certification of Chief Executive Officer pursuant to 18
                  U.S.C. - Section 1350.                                                  *

   32.2           Certification of Chief Financial Officer pursuant to 18
                  U.S.C. - Section 1350.                                                  *
--------

*     Filed herewith
**   Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Febuary 11, 2005                     QMED, INC.


                                            By: /s/ Michael W. Cox
                                               ---------------------------------
                                               Michael W. Cox, President and CEO

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signature                              Capacity                       Date
---------                              --------                       ----


/s/ Michael W. Cox             President, Chief Executive       Febuary 11, 2005
----------------------------   Officer and Director (Principal
Michael W. Cox                 Executive Officer)


/s/ Jane Murray                Executive Vice President, Chief  Febuary 11, 2005
----------------------------   Operating Officer and Director
Jane Murray


/s/ William T. Schmitt, Jr.    Senior Vice President and Chief  Febuary 11, 2005
----------------------------   Financial Officer
William T. Schmitt, Jr.        (Principal Financial Officer)


/s/  Steven M. Vella           Controller                       Febuary 11, 2005
----------------------------   (Principal Accounting Officer)
Steven M. Vella


/s/ Bruce F. Wesson            Chairman of the Board            Febuary 11, 2005
----------------------------
Bruce F. Wesson


                               Director                         Febuary 11, 2005
----------------------------
A. Bruce Campbell, M.D.


/s/ David Feldman              Director                         Febuary 11, 2005
--------------------
David Feldman


/s/ Richard I. Levin           Director                         Febuary 11, 2005
----------------------------
Richard I. Levin, M.D.


/s/ Lucia L. Quinn             Director                         Febuary 11, 2005
----------------------------
Lucia L. Quinn


/s/ John J. Gargana, Jr.       Director                         Febuary 11, 2005
----------------------------
John J. Gargana, Jr.


/s/ John P. Zanotti            Director                         Febuary 11, 2005
----------------------------
John P. Zanotti.

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL

                                                           Schedule II

                                                   QMED, INC. AND SUBSIDIARIES
                                                Valuation and Qualifying Accounts




                                                             Balance at                                          Balance at
                                                            Beginning of                                           End of
                                                                Year           Additions        Write-offs          Year
                                                                ----           ---------        ----------          ----
Allowance for doubtful accounts                  2002            75,000              -            73,000             2,000
                                                 2003             2,000              -                 -             2,000
                                                 2004             2,000         51,850             1,160            52,690

Reserve for slow moving inventory                2002                 -              -                 -                 -
                                                 2003                 -              -                 -                 -
                                                 2003                 -        101,428                 -           101,428

Deferred tax Valuation allowance                 2002        10,896,000              -           (37,000)       10,859,000
                                                 2003        10,859,000              -        (1,059,000)        9,800,000
                                                 2004         9,800,000        237,000                 -        10,037,000