Form 10-K/A
period 2004-11-30
QMED INC
filed 2005-03-30
CIK 729213

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

            For The Transition Period from __________ to ____________

                         Commission File Number: 0-11411

                                   QMED, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                      22-2468665
    --------------------------------                     ------------------
    (State or other jurisdiction of                       (I.R.S Employer
     incorporation or organization)                      Identification No.

      25 Christopher Way, Eatontown, New Jersey              07724
      -----------------------------------------            ----------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (732) 544-5544


       Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to
   Section 12 (g) of the Act:               Common Stock, $.001 par value
                                            -----------------------------

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $116,190,000 on May 28, 2004, based on the last reported sales price of the registrant's common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, "affiliates" of the registrant.

As of March 29, 2005, there were 16,545,201 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                                EXPLANATORY NOTE

This amendment to the Company's Annual Report on Form 10-K for the year ended November 30, 2004 reflects (i) a supplemental paragraph that was inadvertently omitted from the Report of Independent Registered Public Accounting Firm included in our original Form 10-K filing, (ii) the addition of the information required by Part III of Form 10-K; and (ii) additional exhibits filed in Part
IV. Accordingly, reference to the registrant's definitive proxy statement on the cover page of the report has been deleted.

                                     PART II

The following paragraph was inadvertently omitted from the Report of Independent Registered Public Accounting Firm included in our original Form 10-K filing:

             Report of Independent Registered Public Accounting Firm

Board of Directors
QMed, Inc. and Subsidiaries

In connection with our audit of the consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended November 30, 2004, 2003, and 2002, we audited the financial schedule (Schedule II) listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.

January 25, 2005
Edison, New Jersey

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The members of our Board of Directors as of March 30, 2005 are as follows:

                                                                                             Compensation          Audit
             Director                      Age        Director Since    Present Title         Committee          Committee
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
Michael W. Cox                             63              1983       Chief Executive
                                                                      Officer,
                                                                      President and
                                                                      Director
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
Jane A. Murray                             42              2001       Chief Operating
                                                                      Officer,
                                                                      Executive Vice
                                                                      President
                                                                      and Director
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
Bruce F. Wesson                            62              2001       Chairman of the             **
                                                                      Board
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
David Feldman                              64              1999       Director                    *                  *
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
Richard I. Levin, M.D.                     56              1983       Director
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
Lucia L. Quinn                             51              2002       Director
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
John J. Gargana, Jr.                       73              2003       Director                    *                  *
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
A. Bruce Campbell, Ph.D.,                  56              1999       Director                                      **
  M.D., F.A.C.D.
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------
John P. Zanotti                            56              2004       Director                    *
------------------------------------ ---------------- --------------- ------------------- ------------------- ----------------

 *  Member
** Chair

Mr. Cox, a founder of the Company, has served as its President and Chief Executive Officer since 1983. Mr. Cox was the Chairman of the Board from 1983 to 1996. Prior to forming QMed Inc. in 1982, Mr. Cox was the founder and CEO of two independent firms; CMS Industries, an International provider of human biologicals and SeraTech Biologicals, a large plasmapheresis operation. Both firms were subsequently sold and continue to operate. Mr. Cox was recently recognized by Managed Care Executive as one of the 10 most influential leaders in Disease Management. Mr. Cox is married to Ms. Kraf.

Ms. Murray was appointed Chief Operating Officer, Executive Vice President of the Company in December 2001. Ms. Murray has served the Company and its subsidiaries for 18 years, including serving as Executive Vice President - Operations of the Company's Interactive Heart Management Corp. subsidiary for the past five years. Ms. Murray is married to Mr. Siegel.

Mr. Wesson has been Chairman of the Board since April 2002. Under the Company's by-laws, the function of the Chairman is to preside over meetings of the Board and shareholders although it is not an executive position. He has been a General Partner of Galen Partners since 1991 and, prior to that, was a Managing Director in the Corporate Finance Division at Smith Barney, where he worked for over 23 years. During his tenure at Smith Barney, he was Chairman of the Valuation and Opinion Committee for Corporate Finance, in which capacity he was ultimately responsible for all of valuation and opinions given by Smith Barney. He currently serves on the boards of Crompton Corporation, Acura Pharmaceuticals, Inc., Encore Medical Corp., Daou Systems Inc. and several of Galen's privately held portfolio companies. He is a Trustee of Colgate University and served as President of Colgate's Alumni Corporation Board of Directors from 1997-1999. He currently serves as Vice Chairman of the Overlook Hospital Foundation.

Mr. Feldman was the Chairman of the Board from 1999 until 2001. Mr. Feldman is director of a number of mutual funds including Dreyfus mutual funds and Brown Brothers Harriman mutual funds. He is the former Chairman and CEO of AT&T Investment Management Company; the management subsidiary of the telecommunications giant's pension funds. At the time of his retirement in 1997, Mr. Feldman was responsible for the management of $70 billion in assets. He was the first Chairman of the New York Stock Exchange Pension Managers Advisory Committee as well as former Chairman of the Financial Executives Institute's Committee on Investment of Employee Benefits Assets. He continues to serve as an ex-officio member of the latter two organizations.

Dr. Levin was a founder of the Company and currently serves as a Cardiovascular Consultant and Contributing Lecturer, each of which is not an executive position. Dr. Levin is Vice Dean for Education, Faculty and Academic Affairs and a Professor of Medicine in the Leon H. Charney Division of Cardiology at New York University School of Medicine. He has been a member of the New York University School of Medicine faculty and served in several administrative capacities since 1980. Dr. Levin is a past President of the American Heart Association, New York City affiliate and is the immediate past President of the Heritage Affiliate of the Association. He is certified as a Diplomate of the National Board of Medical Examiners, American Board of Internal Medicine and in the sub-specialty of Cardiovascular Diseases (American Board of Internal Medicine). Dr. Levin also is a Fellow of the American College of Physicians, Fellow of the American College of Cardiology, Fellow of the American Heart Association and a member of the American Federation for Clinical Research, among other professional affiliations.

Dr. Campbell has been the Chief of Health Services of D2Hawkeye, Inc., a leading provider of medical management software and services, since 2002. He has also worked extensively with private equity funds and startup healthcare companies during the past five years. He served as President of Monsanto Health Solutions from 1997 to 1998, and as Senior Vice President of Aetna US Healthcare, Inc., the nation's largest health insurer, from 1996 to 1997. Dr. Campbell was also the Chief Medical Officer of Aetna Health Plans from 1994 to 1996 and Vice President, Medical Programs, for Scripps Health.

Ms. Quinn has served as an Assistant to the President and CEO of Boston Scientific Corp., since January 2005. She served as Senior Vice President, Advanced Diagnostics, of Quest Diagnostics Incorporated, responsible for Business Development, as well as Science and Innovation from April 2001 to March 2004. She joined Quest in April 2001 after serving as Vice President, Corporate Strategy Marketing, for Honeywell from 1999 to 2001, including her tenure in a similar capacity for Allied Signal, which merged, with Honeywell in 1999. She has more than 25 years experience in business planning and strategy development, general management and operations for global technology firms including Westinghouse and Digital Equipment. Ms. Quinn serves as a member of the Board of Trustees of Simmons College and overseer of the Museum of Science in Boston, Massachusetts.

Mr. Gargana was Vice President, Treasurer and Chief Financial Officer of the Lord Abbett Group of Mutual Funds until his retirement in 1996. He is also a former member both of the Operations Committee and of the Accounting/Treasurer's Committee of the Investment Company Institute. He was an auditor at Deloitte Touche prior to joining Lord Abbett in 1965. Lord Abbett is a private, independent money management company founded in 1929 and is one of the nation's longest continuously existing money management firms.

Mr. Zanotti has served as the President of Cincinnati Biomedical, a consulting company working with the University of Cincinnati College of Medicine on commercialization and economic development strategies, since June 2003. Mr. Zanotti has also served as the Chairman and CEO of Avaton, Inc., a start-up wireless entertainment company since March 2001. He was the Chairman and CEO of Astrum Digital Information, Inc. from March 2000 until the company was sold to Vocus, Inc. in June 2001. From February 1991 until March 2000, Mr. Zanotti held numerous executive positions with American Financial Group, including serving as the President of Great American Life Insurance Company and as Group President of American Annuity Group, from May 1999 to March 2000, as a senior executive from September 1996 until May 1999 and as President and CEO of Citicasters, Inc., a broadcasting company from 1992 to 1996. Mr. Zanotti has been the publisher of several newspapers, including The Cincinnati Enquirer, The Arizona Republic and The Phoenix Gazette. He was an associate with O'Melveny & Myers and was general counsel at Harte-Hanks Communications, Inc.

On April 4, 2001, the Company agreed to nominate or appoint one designee of Galen Partners III, L.P., as a director so long as Galen Partners III, L.P. and two other affiliated investment funds own an aggregate of 2,000,000 of the Company's shares. Mr. Wesson fills that capacity.

Executive Officers

The following people also serve as executive officers of the Company:

             Director                      Age                        Present Title
------------------------------------ ---------------- ----------------------------------------------
William T. Schmitt, Jr., CPA               44         Senior Vice President, Chief Financial
                                                      Officer and Treasurer
------------------------------------ ---------------- ----------------------------------------------
Teri Kraf, R.N., M.H.A.                    54         Senior Vice President, Health Management
                                                      Services
------------------------------------ ---------------- ----------------------------------------------
John W. Siegel                             48         Senior Vice President, Sales and Field
                                                      Services
------------------------------------ ---------------- ----------------------------------------------
Steven Vella                               41         Controller and Senior Director of Finance
------------------------------------ ---------------- ----------------------------------------------
Robert Mosby                               58         Vice President, Development and Strategy
------------------------------------ ---------------- ----------------------------------------------

Mr. Schmitt was appointed Senior Vice President, Chief Financial Officer of the Company in October 2002. Prior to his appointment he served as Senior Vice President & Chief Financial Officer of SOS Security Incorporated, a privately held regional security, protection and consulting firm. His responsibilities there included the growth and strategic direction of SOS, as well as, overseeing its finance, tax, banking, human resource and IT departments as well as mergers and acquisitions. He became a full time executive at SOS in July 1994, after 11 years of public accounting. He is a graduate of Rider College with a Bachelor of Science in Commerce, he is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants and Financial Executive International.

Ms. Kraf has been with the Company since 1984 and has served as the Company's Senior Vice President, Health Management Services since April 2001. Ms. Kraf is responsible for the overall physician implementation of the ohms|cad system nationwide. At present, Ms. Kraf's implementation team consists of a group of nurse professionals with diverse backgrounds in cardiology and managed care. Prior to joining the Company, Ms. Kraf was the Director Emergency Services and Director of the Emergency Care Institute of Bellevue Hospital, managing a staff in excess of 200 health professionals. Ms. Kraf is married to Mr. Cox.

Mr. Siegel has been with the Company since 1987 and has served as the Company's Senior Vice President, Sales and Field Services since April 2001. Mr. Siegel's background includes extensive experience in the healthcare, disease management and medical capital equipment industries. During Mr. Siegel's tenure at the Company, he has held a variety of management positions including sales, management, business development and field implementation services. In Mr. Siegel's current position, he is in charge of all aspects of account management, including prospecting, contract negotiations, implementation and field management. In past positions, he was responsible for managing over 50 sales people selling medical diagnostic equipment. He has over 16 years experience in successfully interacting with generalist and specialist physicians and healthcare companies. Mr. Siegel received a bachelor's degree in Business Management from Florida Atlantic University. Mr. Siegel is married to Ms. Murray.

Mr. Vella joined the Company in May 2003 as Senior Director of Finance and became Controller in December 2003. Prior to joining QMed, he served as Vice President of Finance & Corporate Controller of Medical Resources, Inc., a large publicly traded medical imaging firm, from November 1998 to February 2002. His responsibilities there included managing its finance and accounting group, as well as involvement in mergers, acquisitions, divestiture, and bankruptcy and reorganization activities. He joined Medical Resources in November 1998, after 12 years of public accounting experience, last as a Senior Manager at Deloitte & Touche LLP. He is a graduate of Fairleigh Dickinson University with a Bachelor of Science in Accounting; he is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Mr. Mosby joined the Company in 1999 as the Director of Corporate
Communications. In 2002, he was named Vice President, Development and Strategy. Prior to 1999, Mr. Mosby was broker and analyst with Branch & Cabell Co. in Virginia. He served as infantry officer in Vietnam and holds an AB and MA in Philosophy from Georgetown University and the University of Virginia, respectively.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Feldman and Gargana and Dr. Campbell. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq Small Cap Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Gargana is an "audit committee financial expert," as that term is defined in
Item 401(h) of Regulation S-K under the Exchange Act.

Code of Ethics

Our management has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics is filed as an exhibit to this report. We plan to ask the Audit Committee to review and periodically update our Code and will file any amendment to the Code of Business Conduct and Ethics as an exhibit to a Form 8-K Current Report as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq Small Cap Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, Directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of the Forms 3, 4 and 5 received by the Company or representations from certain reporting persons, the Company believes that, during the fiscal year ended November 30, 2004, all Section 16(a) filing requirements applicable to its officers, Directors and 10% stockholders were met in a timely manner, except in the following instances: (1) Steven Vella filed a late Form 3; and (2) Michael W. Cox, Teri J. Kraf, John J. Gargana, Jr., David Feldman, A. Bruce Campbell, Herbert Sommer, John P. Zanotti, and Robert Mosby each filed a late Form 4 that reported, in each case, one transaction.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company who served in such capacities as of November 30, 2004 (the "named executive officers") for services rendered to the Company during each of the past three fiscal years.

                                                                                         Long-Term
                                               Annual Compensation                      Compensation
                                        ----------------------------------- -------------------------------------
                                                                  Other                   Securities                  All
                                                                  Annual     Restricted   Underlying                  Other
Name and                     Fiscal                               Compen-      Stock      Options/        LTIP        Compen-
Principal Position            Year        Salary      Bonus       sation       Awards       SARs         Payouts      sation(1)
------------------           ------       ------      -----       ------     ----------   ----------     -------      ---------
Michael W. Cox                2004       $294,000     $  -0-        $ -0-        -0-        50,000/0      $ -0-        $9,000
President, Chief              2003        250,000      120,000        -0-        -0-        50,000/0        -0-         8,267
Executive Officer             2002        254,808        -0-          -0-        -0-          0/0           -0-         1,667

Jane A. Murray                2004       $231,000     $  -0-        $ -0-        -0-       100,000/0      $ -0-        $7,813
Executive Vice President      2003        200,250      100,000        -0-        -0-        40,000/0        -0-         4,286
Chief Operating Officer       2002        201,009        -0-          -0-        -0-        30,000/0        -0-         1,667

                                                                                         Long-Term
                                               Annual Compensation                      Compensation
                                        ----------------------------------- -------------------------------------
                                                                  Other                   Securities                  All
                                                                  Annual     Restricted   Underlying                  Other
Name and                     Fiscal                               Compen-      Stock      Options/        LTIP        Compen-
Principal Position            Year        Salary      Bonus       sation       Awards       SARs         Payouts      sation(1)
------------------           ------       ------      -----       ------     ----------   ----------     -------      ---------
William T. Schmitt            2004       $181,125    $ 15,000       $ -0-        -0-        20,000/0      $ -0-        $3,967
Senior Vice President,        2003        172,500      35,000         -0-        -0-        20,000/0        -0-         1,132
CFO and Treasurer             2002         17,308       -0-           -0-        -0-        16,000/0        -0-        $    0

John W. Siegel                2004       $160,000    $112,000       $ -0-        -0-          0/0         $ -0-        $2,784
Sr. Vice President,           2003        150,000      12,197         -0-        -0-        17,500/0        -0-         2,163
Sales & Field Services        2002        155,614      35,000         -0-        -0-          0/0           -0-         1,667

Teri Kraf                     2004       $160,232    $ 67,457       $ -0-        -0-        11,871/0      $ -0-        $6,473
Sr. Vice President,           2003        150,232       7,921         -0-        -0-        18,275/0        -0-         2,286
Health Mgmt. Services         2002        151,580      12,000         -0-        -0-        15,000/0        -0-         1,667
-------------

(1) The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are not included in this column pursuant to SEC rules. The amounts shown in this column include the following:

o Matching contributions by the Company under the QMed Inc. 401K Plan were made as follows for fiscal 2004; Mr. Cox $2,541, Ms. Murray $2,610, Mr. Siegel $2,784 and Ms. Kraf $2,427, for fiscal 2003; Mr. Cox $2,500, Ms. Murray $2,166, Mr. Siegel $2,163 and Ms. Kraf $2,286, for fiscal 2002; Messrs. Cox, Murray, Siegel and Kraf were 1,667.

o Premiums on individual life insurance policies purchased by the Company for executive officers for fiscal 2004; Mr. Cox $6,459, Ms. Murray $5,203, Mr. Schmitt $3,967 and Ms. Kraf $4,046, for fiscal 2003; Mr. Cox $5,767, Ms. Murray $2,120, and Mr. Schmitt $1,132.

OPTION GRANTS DURING FISCAL 2004

The following table sets forth information with respect to option grants to the named executive officers during fiscal 2004:

                                               % of Total
                               Number of        Options        Exercise                       Hypothetical      Hypothetical
                                Options        Granted to        Price        Expiration     Value at Grant    Value at Grant
           Name                 Granted        Employees       ($/Share)         Date        Date at 5% (1)   Date at 10% (2)
---------------------------- --------------- --------------- -------------- --------------- ----------------- -----------------
Michael W. Cox                   50,000          17.18%         $10.00        12/11/2013        $ 314,447        $  796,871
Jane A. Murray                  100,000          34.36%         $10.00        12/11/2013        $ 628,894        $1,593,743
William T. Schmitt, Jr.          20,000           6.88%         $10.00        12/11/2013        $ 125,779        $  318,749
John W. Siegel                        -               -              -                 -                -                 -
Teri J. Kraf                      5,511           1.89%         $10.95         3/21/2014          $37,861        $   96,032
                                  6,360           2.19%         $ 9.72         6/06/2014          $38,878        $   98,524
---------------------------- --------------- --------------- -------------- --------------- ----------------- -----------------

(1) The hypothetical present value at grant date of options granted during fiscal year 2004 has been calculated using the assumption that the value of the stock will appreciate 5% per year for the option term from the grant price on the date of grant.

(2) The hypothetical present value at grant date of options granted during fiscal year 2004 has been calculated using the assumption that the value of the stock will appreciate 10% per year for the option term from the grant price on the date of grant.

Option Exercises and Holdings

The following table sets forth, for each of the named executive officers named in the Summary Compensation Table above, information concerning the number and value of shares subject to both exercisable and unexercisable stock options as of November 30, 2004. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of November 30, 2004.

                                         AGGREGATED OPTION EXERCISES DURING FISCAL 2004
                                                               AND
                                               OPTION VALUES AT NOVEMBER 30, 2004


                            Number of
                            Shares                                 Number of                       Value of Unexercised
                            Acquired      Value                   Unexercised                          In-the-Money
                            Upon          Realized              Options 11/30/04                   Options 11/30/04(1)
                            Exercise of   Upon        ------------------------------------- -----------------------------------
Name                        Options       Exercise       Exercisable        Unexercisable      Exercisable     Unexercisable
--------------------------- ------------- ----------- ----------------- ------------------- ---------------- ------------------
Michael W. Cox                    60,000    $472,650           305,500                   -       $2,098,025                  -
Jane A. Murray                         -           -           154,334             151,667       $  754,940           $354,718
William T. Schmitt, Jr.                -           -            22,666              33,334       $  100,464           $ 87,936
John W. Siegel                         -           -           134,698              30,176       $1,009,220           $171,054
Teri J. Kraf                      20,000    $158,400           105,099              29,055       $  678,652           $ 90,166
--------------------------- ------------- ----------- ----------------- ------------------- ---------------- ------------------

Employment Agreements

Michael W. Cox. The Company entered into a three-year employment agreement with Mr. Cox effective December 1, 2002. The agreement provides for an initial base salary of $280,000, with such increases as are approved by the Compensation Committee. In January 2005, the Compensation Committee increased Mr. Cox's base salary, effective January 1, 2005, to $302,820 from $294,000 in fiscal 2004. The agreement also provides for a potential bonus equal to 100% of his base salary. The Compensation Committee establishes goals and evaluates performance annually. The agreement provides for a severance payment of $2,500,000 to Mr. Cox in the event of his termination for any reason other than for cause or resignation following a "change in control," as defined in the agreement.

Jane A. Murray. The Company entered into a three-year employment agreement with Ms. Murray, on April 21, 2003, effective December 1, 2002. The agreement provides for an initial base salary of $220,000, with such increases as are approved by the Compensation Committee. In January 2005, the Compensation Committee increased Ms. Murray's base salary, effective January 1, 2005, to $237,930 from $231,000 in fiscal 2004. The agreement also provides for a potential bonus equal to 80% of base salary, determined by the Compensation Committee of the Board of Directors. The Compensation Committee establishes goals and evaluates performance annually. The agreement provides for a severance payment equal to the higher of $330,000 or her base salary for the remaining term of the agreement in the event of her termination for any reason other than for cause or resignation following a "change in control," as defined in the agreement.

William T. Schmitt, Jr. The Company entered into an employment agreement with Mr. Schmitt in September 2002, which covers the period ending November 30, 2004. Mr. Schmitt's base salary, bonus and options are reviewed and approved annually by the Compensation Committee under the agreement. In January 2005, the Compensation Committee increased Mr. Schmitt's base salary, effective January 1, 2005, to $186,558.75 from $181,125 in fiscal 2004. The agreement provides for a severance payment equal to his base salary for the remaining term of the agreement in the event of termination prior to November 30, 2004 for any reason other than for cause or resignation following a "change in control," as defined in the agreement. If the agreement is renewed or extended automatically in accordance with its terms beyond November 30, 2004, the severance payment is equal to six months base salary.

Consulting Agreement

In December 2001, the Company entered into a consulting agreement with Dr. Richard Levin, the Company's former Vice President and Medical Director. Pursuant to the agreement, Dr. Levin, a member of the Board of Directors, serves as Chairman of the Medical/Clinical Development Committee and as Medical Spokesman for the Company, devoting such time and attention to the Company as he and the Company deem appropriate. In exchange for these services, Dr. Levin receives annual compensation of $125,000 per year.

Compensation of Directors

Directors who are employed as executive officers receive no additional compensation for service on the Board. All Directors are reimbursed for travel and other expenses relating to attendance at Board and Committee meetings.

Upon the recommendation of the Compensation Committee, the Board of Directors established the 2003 Outside Directors Equity Plan (the "Outside Directors Plan"), which was approved by the Company's stockholders at the Company's 2003 Annual Meeting. Pursuant to the Outside Directors Plan, each non-employee director receives an annual retainer of $7,500 (payable quarterly), a $1,000 annual retainer for each committee on which a Director serves, an annual retainer of $500 for services as a Committee chairperson and the annual grant of a ten-year option to purchase 2,500 shares of Common Stock, which vests on the first anniversary of the grant. In addition, each outside director receives a personal attendance fee of $250 per Board or Committee meeting. Outside Directors that cannot receive options due either to their service on the Compensation Committee, or that are prohibited from receiving compensation by their employer's conflict of interest policy, are given the cash equivalent of the options that would have been granted. In Fiscal 2004, the total cash compensation paid to the outside Directors was $38,034 and 12,500 options were granted to five directors.

Each year, eligible non-employee directors may elect to defer all or any part of their directors' fees in the form of shares of the Company's Common Stock under the Outside Directors Plan at the fair market value of the shares on the date the payment is due. The shares are held in a trust, which is subject to the claims of the Company's creditors for which the Company's transfer agent serves as trustee.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Executive Evaluation and Compensation Committee ("Compensation Committee") of the Board of Directors is comprised of Messrs. Wesson, Feldman, Gargana and Zanotti.

No member of the Compensation Committee was or is an officer or employee of QMed or any of its subsidiaries. No executive officer of QMed serves as a member of the Board of Directors or Compensation Committee of any entity, which has one or more executive officers serving as a member of QMed's Board of Directors or Compensation Committee.

Mr. Cox, the Company's Chief Executive Officer, attended meetings of the Compensation Committee to provide information concerning executive performance and make recommendations concerning option grants and compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 29, 2005, the amount of QMed common stock beneficially owned (unless otherwise indicated) by (i) each person known by the Company to own 5% or more of the Company's stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table in Item 11 above, and
(iv) all Directors and executive officers as a group.

                                          Aggregate Number of
                                          Shares Beneficially  Percent of Class
            Name                             Owned (1)(2)       Outstanding (4)
---------------------------------------- -------------------- ------------------
Michael W. Cox                              1,698,108 (3)          10.1 %
Jane A. Murray                                201,000 (4)           1.2 %
Bruce F. Wesson                             4,277,403 (5)          23.8 %
Richard I. Levin, M.D.                         98,500 (6)             *
David Feldman                                  14,710 (7)             *
A. Bruce Campbell, M.D.                        13,034 (8)             *
Lucia L. Quinn                                      -                 *
John J. Gargana, Jr.                           21,224 (9)             *
Teri J. Kraf                                  145,056 (10)            *
John Siegel                                   140,531 (11)            *
William T. Schmitt, Jr.                        35,999 (12)            *
John P. Zanotti                                   816 (13)            *
Galen Partners III, L.P.                    4,231,452 (14)         23.6 %
Officers and Directors as a Group (12
persons)                                    6,646,381 (15)         35.2 %
---------------------------------------- -------------------- ------------------

* Represents less than 1% of the outstanding common stock of the class.
------------
(1) The number of shares of common stock beneficially owned by each stockholder is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have "beneficial ownership" of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2) The percentage ownership for each stockholder on March 29, 2005, is calculated by dividing (a) the total number of shares beneficially owned by the stockholder by (b) 16,545,201 shares (the number of shares of our common stock outstanding on March 29, 2005 plus any shares that the stockholder has the right to acquire within 60 days after March 29, 2005.

(3) Includes 305,500 shares which may be obtained upon the exercise of outstanding options. Does not include shares owned or shares which may be acquired by Mr. Cox's wife, Teri Kraf, upon the exercise of options. Ms. Kraf is also an executive officer of the Company.

(4) Includes 201,000 shares which may be acquired upon the exercise of outstanding stock options. Does not include shares owned or shares which may be acquired by Ms. Murray's husband, John Siegel, upon the exercise of options. Mr. Siegel also serves as an executive officer of the Company.

(5) Includes 7,618 shares owned by Mr. Wesson, 38,333 shares that Mr. Wesson may acquire upon the exercise of outstanding warrants, 2,811,193 shares owned by Galen Partners III, L.P. and two other private funds which are managed jointly with Galen Partners III, L.P. (collectively the "Galen Funds"), and 1,420,259 shares which may be acquired by the Galen Funds upon the exercise of outstanding stock options. Mr. Wesson is a General Partner of the Galen Funds. Accordingly, his ownership includes the shares beneficially owned by the Galen Funds. See Note
         (14), below.

(6) Includes 75,500 shares which may be obtained upon the exercise of outstanding options.

(7) Includes 2,500 shares which may be obtained upon the exercise of outstanding options and 2,210 shares credited to Mr. Feldman's account under the 2003 Outside Directors Equity Plan.

(8) Includes 12,500 shares which may be obtained upon the exercise of outstanding options and 535 shares credited to Dr. Campbell's account under the 2003 Outside Directors Equity Plan.

(9) Includes 5,000 shares which may be obtained upon the exercise of outstanding options and 2,224 shares credited to Mr. Gargana's account under the 2003 Outside Directors Equity Plan.

(10) Includes 112,769 shares which may be obtained upon the exercise of outstanding options. Does not include shares owned or shares which may be acquired by Ms. Kraf's husband, Mr. Cox, upon the exercise of options. Mr. Cox is also an executive officer of the Company.

(11) Includes 140,531 shares which may be acquired upon the exercise of outstanding stock options. Does not include shares owned or shares which may be acquired by Mr. Siegel's wife, Ms. Murray, upon the exercise of options. Ms. Murray also serves as an executive officer of the Company.

(12) Includes 35,999 shares which may be obtained upon the exercise of outstanding options.

(13) Includes 816 shares credited to Mr. Zanotti's account under the 2003 Outside Directors Equity Plan.

(14) Includes 2,811,193 shares owned by Galen Partners III, L.P. and two other private funds which are managed jointly with Galen Partners III, L.P. (collectively the "Galen Funds"), and 1,420,259 shares which may be acquired by the Galen Funds and affiliates upon the exercise of outstanding warrants. The following natural persons exercise voting, investment and dispositive rights over the Company's securities held of record by the Galen Funds: William R. Grant, Bruce F. Wesson, L. John Wilkerson, Srini Conjeevaram, David W. Jahns and Zubeen Shroff.

(15) Includes a total of 2,349,891 shares which may be obtained by officers and directors upon the exercise of outstanding options or warrants.

The business address of Mr. Cox is 25 Christopher Way, Eatontown, New Jersey 07724. The business address of Mr. Wesson and Galen Partners III, L.P. is 610 Fifth Avenue - 5th Floor, Rockefeller Center, New York, New York 10020.

Equity Compensation Plans

The following table summarizes information, as of November 30, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

                                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                             Number of securities
                                                                                            remaining available for
                                        Number of securities                                 future issuance under
                                         to be issued upon           Weighted-average      equity compensation plans
                                      exercise of outstanding       exercise price of       (excluding securities
                                              options              outstanding options     reflected in column (a))
   Plan category                                (a)                        (b)                        (c)
------------------------------------ --------------------------- ------------------------ ----------------------------
Equity compensation plans approved
by security holders (1)                     1,637,669(2)                 $5.951                    1,077,495

Equity compensation plans not
approved by security holders                     -                          -                          -
------------------------------------ --------------------------- ------------------------ ----------------------------
Total                                       1,637,669(2)                 $5.951                    1,077,495
------------------------------------ --------------------------- ------------------------ ----------------------------

(1) These plans are the Company's 1999 Equity Incentive Plan, the 1997 Equity Incentive Plan, the 1990 Employee Stock Incentive Plan and the 2003 Outside Directors Equity Plan.

(2) Includes options to purchase an aggregate of 22,500 shares under the 2003 Outside Directors Equity Plan.

Item 13. Certain Relationships and Related Transactions.

In December 2001, the Company entered into a consulting agreement with Dr. Richard Levin, the Company's former Vice President and Medical Director. Pursuant to the agreement, Dr. Levin, a member of the Board of Directors, serves as Chairman of the Medical/Clinical Development Committee and as Medical Spokesman for the Company, devoting such time and attention to the Company as he and the Company deem appropriate. In exchange for these services, Dr. Levin receives annual compensation of $125,000 per year.

It is the Company's policy not to engage in transactions with officers, directors, principal stockholders or affiliates or any of them unless such transactions have been approved by a majority of the disinterested directors and are upon terms no less favorable to the Company than could be obtained from an unaffiliated party in an arm's length transaction. During Fiscal 2004 there were no other transactions between the Company and any officer, director or principal stockholder except as disclosed above and those with respect to executive compensation and stock options.

Item 14. Principal Accountant Fees and Services

The following table shows the fees for the audit and other services provided by Amper, Politziner & Mattia P.A. ("APM") for fiscal years 2004 and 2003:

                                                          Fiscal Year
                                                  ---------------------------
                                                     2004             2003
                                                     ----             ----
Audit Fees (1)                                     $ 88,000         $ 80,500
Audit-Related Fees (2)                              120,000                -
Tax Fees                                                  -                -
All Other Fees  (3)                                  17,000                -
-------------
(1) These are fees for professional services performed by APM for the audit of QMed's annual financial statements and review of financial statements included in QMed's quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Principally for services with respect to the firm's opinion regarding internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

(3)      Principally fees for accounting research.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

         (a) The following documents are filed as part of this report:

                  (1) Consolidated Financial Statements. See the Report of Independent Registered Public Accounting firm contained herein and the Index to Financial Statements contained in the original filing of this Report.

                  (2) Financial Statement Schedules. See Index to Financial Statements contained in the original filing of this Report.

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

   18             None.

   21             Subsidiaries of Registrant                                            *

   22             None.

   23             Consent of Amper, Politziner & Mattia P.C.                            *

   23.1           Consent of Amper, Politziner & Mattia P.C.                            #

   24             None.

   31.1           Certification of Chief Executive Officer of Periodic Report
                   pursuant to Rule 13a-14a and Rule 15d-14(a).                         #

   31.2           Certification of Chief Financial Officer of Periodic Report
                   pursuant to Rule 13a-14a and Rule 15d-14(a).                         #

   32.1           Certifications of Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. - Section 1350.                        #
--------

*     Filed with the original filing of this report.
**   Management contract or compensatory plan or arrangement.
#     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.


Dated: March 30, 2005                        QMED, INC.



                                             By: /s/ Michael W. Cox
                                                -------------------------------
                                                 Name: Michael W. Cox
                                                 Title: President and CEO

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signature                              Capacity                        Date
---------                              --------                        ----


/s/ Michael W. Cox            President, Chief Executive          March 30, 2005
---------------------------   Officer and Director (Principal
Michael W. Cox                Executive Officer)


/s/ Jane Murray               Executive Vice President, Chief     March 30, 2005
---------------------------   Operating Officer and Director
Jane Murray


/s/ William T. Schmitt, Jr.   Senior Vice President and Chief     March 30, 2005
---------------------------   Financial Officer (Principal
William T. Schmitt, Jr.       Financial Officer)


/s/ Steven M. Vella           Controller                          March 30, 2005
---------------------------   (Principal Accounting Officer)
Steven M. Vella


                              Chairman of the Board               March 30, 2005
---------------------------
Bruce F. Wesson


/s/ A. Bruce Campbell, M.D.   Director                            March 30, 2005
---------------------------
A. Bruce Campbell, M.D.


/s/ David Feldman             Director                            March 30, 2005
---------------------------
David Feldman


/s/ Richard I. Levin, M.D.    Director                            March 30, 2005
---------------------------
Richard I. Levin, M.D.


/s/ Lucia L. Quinn            Director                            March 30, 2005
---------------------------
Lucia L. Quinn


                              Director                            March 30, 2005
---------------------------
John J. Gargana, Jr.


/s/ John P. Zanotti          Director                             March 30, 2005
---------------------------
John P. Zanotti