Form 10-Q
period 2005-02-28
QMED INC
filed 2005-04-04
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: February 28, 2005 or

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

The number of shares of the registrant's common stock outstanding on March 30, 2005: 16,545,201.

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                     For the Quarter Ended February 28, 2005

                                      INDEX

                                                                            Page
Part I. Financial Information

        Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    February 28, 2005 and November 30, 2004................    1

                  Condensed Consolidated Statements of Operations
                    for the Three Months Ended February 28, 2005
                    and February 29, 2004..................................    2

                  Condensed Consolidated Statements of
                    Comprehensive Income for the Three Months
                    Ended February 28, 2005 and February 29, 2004..........    3

                  Condensed Consolidated Statements of
                    Stockholders' Equity for the Three Months
                    Ended February 28, 2005................................    4

                  Condensed Consolidated Statements of Cash Flows
                    for the three Months Ended February 28, 2005
                    and February 29, 2004..................................    5

                  Notes to Financial Statements............................    6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........   12

        Item 3.     Quantitative and Qualitative Disclosures About
                    Market Risk............................................   16

        Item 4.     Controls and Procedures................................   16

Part II Other Information

        Item 1.     Legal Proceedings......................................   17

        Item 6.     Exhibits...............................................   17

Signature .................................................................   18

Certifications ............................................................   19

Part I.
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               February 28,        November 30,
                                                                                   2005                2004
                                                                             ---------------      ---------------
ASSETS                                                                           (unaudited)
Current assets
Cash and cash equivalents                                                    $     6,069,793      $     3,292,571
Investments                                                                       14,754,795            2,097,362
Accounts receivable, net of allowances of  $52,690 and $52,690,                    3,043,805            2,750,507
respectively
Inventory, net of reserve                                                             46,054               38,355
Prepaid expenses and other current assets                                            278,872              440,620
                                                                             ---------------      ---------------
                                                                                  24,193,319            8,619,415

Property and equipment, net of accumulated depreciation                            1,100,133            1,180,050
Product software development costs, net                                              862,682              858,022
Non-current accounts receivable                                                       44,827                    -
Other assets                                                                         129,658              132,136
Investment in joint ventures                                                          44,363               47,854
                                                                             ---------------      ---------------
                                                                             $    26,374,982      $    10,837,477
                                                                             ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $       916,534      $       817,234
Leases payable, current portion                                                      113,605              119,757
Accrued salaries and commissions                                                     393,118              416,382
Fees reimbursable to health plans                                                     29,290              161,178
Contract billings in excess of revenues                                            1,865,613            1,245,862
Deferred warranty revenue                                                             20,555               23,652
Income taxes payable                                                                  52,053               16,000
                                                                             ---------------      ---------------
                                                                                   3,390,768            2,800,065

Leases payable - long term                                                           117,805              146,742
                                                                             ---------------      ---------------
                                                                                   3,508,573            2,946,807

Commitments and Contingencies
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized;
     16,553,901 and 15,150,054 shares issued and 16,531,901 and
     15,128,054 outstanding, respectively                                             16,554               15,150
Paid-in capital                                                                   50,061,720           35,961,800
Accumulated deficit                                                              (27,129,214)         (28,004,017)
Accumulated other comprehensive income
  Unrealized loss on securities available for sale                                    (7,026)              (6,638)
                                                                             ---------------      ---------------
                                                                                  22,942,034            7,966,295

Less treasury stock at cost, 22,000 common shares                                    (75,625)             (75,625)
                                                                             ---------------      ---------------
Total stockholders' equity                                                        22,866,409            7,890,670
                                                                             ---------------      ---------------
                                                                             $    26,374,982      $    10,837,477
                                                                             ===============      ===============



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                        For the Three             For the Three
                                                                         Months Ended              Months Ended
                                                                      February 28, 2005         February 29, 2004
                                                                     ---------------------     ---------------------
Revenue
   Disease Management services                                       $          4,707,067      $          3,739,221
   Medical equipment                                                               48,419                    53,599
                                                                     --------------------      --------------------
                                                                                4,755,486                 3,792,820
                                                                     --------------------      --------------------

Cost of revenue
   Disease management services                                                  1,783,574                 1,963,985
   Medical equipment                                                               37,912                    37,213
                                                                     --------------------      --------------------
                                                                                1,821,486                 2,001,198
                                                                     --------------------      --------------------

Gross profit                                                                    2,934,000                 1,791,622

Selling, general and administrative expenses                                    1,698,792                 1,746,155
Research and development expenses                                                 268,026                   254,419
                                                                     --------------------      --------------------

Income (loss) from operations                                                     967,182                  (208,952)

Interest expense                                                                   (7,002)                   (6,698)
Interest income                                                                    41,160                    23,533
Loss in operations of joint venture                                               (70,885)                  (75,000)
Other income                                                                        1,748                     8,703
                                                                     --------------------      --------------------
Income (loss) before income tax provision                                         932,203                  (258,414)

Provision for state income taxes                                                  (57,400)                   (4,000)
                                                                     --------------------      --------------------

Net income  (loss)                                                   $            874,803      $           (262,414)
                                                                     ====================      ====================


Basic earnings (loss) per share
   Weighted average shares outstanding                                         15,837,577                14,644,546
                                                                     ====================      ====================
   Basic earnings (loss) per share                                   $                .06      $               (.02)
                                                                     ====================      ====================


Diluted earnings (loss) per share
   Weighted average shares outstanding                                         17,972,943                14,644,546
                                                                     ====================      ====================
   Diluted earnings (loss) per share                                 $                .05      $               (.02)
                                                                     ====================      ====================



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)



                                                                         For the Three             For the Three
                                                                          Months Ended              Months Ended
                                                                       February 28, 2005         February 29, 2004
                                                                     ---------------------     ---------------------
Net income (loss) income                                             $             874,803     $            (262,414)
Other comprehensive income
   Unrealized (loss) gain on securities available for sale                            (388)                    3,766

   Less:  reclassification adjustment for losses included
     in net loss                                                                         -                      (409)
                                                                     ---------------------     ---------------------

  Comprehensive (loss) income                                        $             874,415     $            (259,057)
                                                                     =====================     =====================



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended February 28, 2005
                                                           (Unaudited)



                                                                                       Accumulated
                                                                                          Other       Common Stock
                                           Common Stock                                  Compre-    Held in Treasury
                                      -------------------    Paid-in      Accumulated    hensive    ------------------
                                        Shares     Amount    Capital        Deficit      Income     Shares   Amount       Total
                                      ----------  -------   -----------  ------------   --------    ------  --------   -----------
Balance - November 30, 2004           15,150,054  $15,150   $35,961,800  $(28,004,017)  $ (6,638)   22,000  $(75,625)  $ 7,890,670

Exercise of stock options
and warrants                              53,307       53       209,074                                                    209,127

Issuance in connection with
Directors Equity Plan                        701        1         8,002                                                      8,003

Amortization of non-employee
stock options                                                    15,625                                                     15,625

Issuance of common stock and
investment rights through private
placement for cash (net of expense)    1,349,839    1,350    13,867,219                                                 13,868,569

Net income for the three months
ended February 28, 2005                                                       874,803                                      874,803

Change in unrealized holding losses
on securities available for sale                                                            (388)                            (388)
                                      ----------  -------   -----------  ------------   --------    ------  --------   -----------

Balance - February 28, 2005           16,553,901  $16,554   $50,061,720  $(27,129,214)  $ (7,026)   22,000  $(75,625)  $22,866,409
                                      ==========  =======   ===========  ============   ========    ======  ========   ===========



                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                              For the Three        For the Three
                                                                              Months Ended          Months Ended
                                                                           February 28, 2005     February 29, 2004
                                                                           -----------------     -----------------
Cash flows from operating activities:
     Net income (loss)                                                     $        874,803      $       (262,414)

Adjustments to reconcile net income (loss) to cash and
  cash equivalents (used in) provided by (used in)
  operating activities:
     (Gain) loss on sale of investments                                                   -                  (409)
     Loss in operations of joint venture                                             70,885                75,000
     Depreciation and amortization                                                  127,906               111,768
     Stock compensation expense                                                       8,003
     Amortization of non-employee stock options                                      15,625                15,796
     Amortization of bond discounts and premiums                                     (9,437)               39,695
     (Increase) decrease in
          Accounts receivable                                                      (338,125)             (612,607)
          Inventory                                                                  (7,699)                  533
          Prepaid expenses and other current assets                                 161,748                56,040
     Increase (decrease) in
          Accounts payable and accrued liabilities                                   (9,604)             (114,075)

          Contract billings in excess of revenues and deferred revenue              616,654               255,312
     Other, net                                                                      36,053                12,063
                                                                           ----------------      ----------------
     Total adjustments                                                              672,009              (160,884)
                                                                           ----------------      ----------------
                                                                                  1,546,812              (423,298)
                                                                           ----------------      ----------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                          2,374,000             2,678,560
     Purchases of securities available for sale                                 (15,022,384)           (2,543,127)
     Capital expenditures                                                           (50,171)              (84,876)
     Investment in joint ventures                                                  (113,642)             (120,000)
                                                                           ----------------      ----------------
                                                                                (12,812,197)              (69,443)
                                                                           ----------------      ----------------

Cash flows from financing activities:
     Payments for capital leases                                                    (35,089)              (20,834)
     Proceeds from issuance of common stock and investment rights                14,077,696               233,765
                                                                           ----------------      ----------------
                                                                                 14,042,607               212,931
                                                                           ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                              2,777,222              (279,810)
Cash and cash equivalents at beginning of period                                  3,292,571             1,638,271
                                                                           ----------------      ----------------

Cash and cash equivalents at end of period                                 $      6,069,793      $      1,358,461
                                                                           ================      ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                              $          7,002      $          6,698
     Income taxes                                                                    12,000                 8,300



                       See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries, Interactive Heart Management Corp. ("IHMC") and QMEDCare, Inc., and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

Note 2 - Revenue Recognition- Disease Management

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of February 28, 2005, based on information and data available, the Company has deferred approximately $1,866,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. During the three months ended February 28, 2005, approximately 43% of disease management services were derived from three health plans that each comprised more than 10% of the Company's revenues.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral, contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Investments in Securities

Investment in securities available-for-sale as of February 28, 2005 were as follows:

                                                                                       Unrealized
                                                     Cost            Market Value      Gain (Loss)
                                                --------------      -------------    -------------
Corporate debt securities                       $   13,056,266      $  13,051,179    $      (5,086)
Certificate of deposits                                 65,813             65,576             (237)
U.S. Government short term obligations               1,639,742          1,638,040           (1,702)
                                                --------------      -------------    -------------
                                                $   14,761,821      $  14,754,795    $      (7,026)
                                                ==============      =============    =============

Note 5 - Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments.

Note 6 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                             February 28,
                                                 2005           November 30,
                                              (Unaudited)          2004
                                          --------------      -------------
Raw materials (component parts)           $      118,950      $     120,533
Finished units                                    28,532             19,250
                                          --------------      -------------
     Total Inventory                      $      147,482      $     139,783
Reserve for Slow Moving Inventory         $      101,428      $     101,428
                                          --------------      -------------
Net Inventory                             $       46,054      $      38,355
                                          ==============      =============

Note 7 - Product Software Development Costs

During the three months ended February 28, 2005, the Company capitalized approximately $41,000 in product software development costs. These costs are amortized over a five-year useful life.

During the three months ended February 28, 2005 and February 29, 2004, amortization costs related to product software development costs were approximately $36,000 and $29,000, respectively.

Note 8 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of February 28, 2005, the Company has recorded losses to date of approximately $1,072,000 bringing the investment in the joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8 - Investment in Joint Ventures (continued)

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of February 28, 2005, the Company has recorded losses to date of approximately $101,000 bringing its investment in this joint venture to approximately $44,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46. Included in accounts receivable as of February 28, 2005 is approximately $709,000 due from this joint venture.

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                            February 28,
                                                2005           November 30,
                                            (Unaudited)           2004
                                           -------------      -------------

Account payable trade                      $     340,123      $     278,319
Insurance premiums payable                        90,111             71,720
Professional fees payable                        272,206            209,503
Other accrued expenses - none in
  excess of 5% of current liabilities            214,094            257,692
                                           -------------      -------------
                                           $     916,534      $     817,234
                                           =============      =============

Note 10 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of February 28, 2005 and November 30, 2004 there were $29,290 and $161,178 outstanding under these provisions, respectively.

Note 11 - Business Segment Information

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 11 - Business Segment Information - (continued)

Summarized financial information by operating segment for three months ended February 28, 2005 and February 29, 2004, is as follows:

                                                  Three Months Ended
                                        --------------------------------------
                                          February 28,           February 29,
                                             2005                    2004
                                        ---------------        ---------------
Revenue
   Disease management services          $     4,707,067        $     3,739,221
   Medical equipment sales                       48,419                 53,599
                                        ---------------        ---------------
                                        $     4,755,486        $     3,792,820
                                        ===============        ===============

Income (loss) before income taxes:
   Disease management services          $     1,545,143        $       212,467
   Medical equipment sales                       10,507                 12,452
                                        ---------------        ---------------
Total segments                                1,555,650                224,919
General corporate expenses - net               (623,447)              (483,333)
                                        ---------------        ---------------
                                        $       932,203        $      (258,414)
                                        ===============        ===============

Note 12 - Stock-Based Compensation

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

                                                  Three Months Ended
                                         --------------------------------------
                                         February 28, 2005    February 29, 2004
                                         -----------------    -----------------
Net income (loss), as reported              $    874,803         $   (262,414)

Deduct: Total stock-based  employee
compensation expense determined under
fair value based method for all awards,
net of related tax  effects                     (235,299)            (271,386)
                                            ------------         ------------
Pro forma net income (loss)                 $    639,504         $   (533,800)
                                            ============         ============

Weighted average common
  shares outstanding                          15,837,577           14,644,546

Dilutive effect of stock options and
  warrants                                     2,135,366                    -
                                            ------------         ------------
Diluted shares outstanding                    17,972,943           14,644,546
                                            ============         ============

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 12 - Stock-Based Compensation - (continued)

                                                  Three Months Ended
                                         --------------------------------------
                                         February 28, 2005    February 29, 2004
                                         -----------------    -----------------
Earning (loss)  per share:

Basic, as reported                          $        .06         $       (.02)
                                            ============         ============

Basic, pro forma                            $        .04         $       (.04)
                                            ============         ============

Diluted, as reported                        $        .05         $       (.02)
                                            ============         ============

Diluted, pro forma                          $        .04         $       (.04)
                                            ============         ============

Potentially dilutive options and warrants to purchase 2,208,491 shares of the common stock were outstanding as of February 29, 2004, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 2,225 and 29,725 shares of common stock were outstanding as of February 28, 2005 and February 29, 2004, respectively, but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares.

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

Note 13 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Borrowings under this line of credit were $-0- at February 28, 2005 and November 30, 2004.

Note 14 - Stockholders' Equity

Private Placement Equity Transactions

On December 6, 2004, the Company issued to institutional investors 571,428 shares of the Company's common stock, together with additional investment rights to acquire up to an additional 142,856 shares of common stock at a price of $11 per share, for $6,000,000. The fair value of these investment rights was estimated at $207,000 and was included in additional paid-in capital. These investment rights were exercised on February 14, 2005 for $1,572,000.

On February 14, 2005, the Company issued to institutional investors 635,555 shares of the Company's common stock, together with additional investment rights to acquire up to an additional 158,888 shares of common stock at a price of $11.75 per share, for $7,150,000. The fair value of these investment rights was estimated at $174,000 and was included in additional paid-in capital. These investment rights will expire thirty days after a registration statement is declared effective by the US Securities and Exchange Commission.

Note 15 - Commitments and Contingencies

Litigation

On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between$0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15 - Commitments and Contingencies

Litigation - (continued)

HeartMasters LLC against the reinsurer, Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

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

This settlement was in response to the following: HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, had received a Demand for Arbitration before the American Arbitration Association for claims under certain terminated disease management agreements.

HeartMasters LLC had received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period, which had asserted that the outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage, is now the subject of an arbitration proceeding in which HeartMasters seeks payment of all policies.

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

Purchase Commitments

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of February 28, 2005 total open commitments under these purchase orders are approximately $301,000.

Note 16 - Recently Issued Accounting Standards

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the three months ended February 28, 2005 and February 29, 2004 in Note 11, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans, governments and private companies. The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost. As of February 28, 2005, we had 2 contracts to provide these services to two Medicare demonstration projects and 13 licensed health plans in 11 states covering approximately 1.1 million health plan members.

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

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended February 28, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of February 28, 2005, approximately 43.0% of disease management services were derived from three health plans that each comprised more than 10% of our revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                       % For Three Months Ended
                                                  ------------------------------------    Period-to-Period
                                                   February 28,         February 29,         % Changes
                                                       2005                 2004           2005 vs. 2004
                                                  ---------------      ---------------     --------------
Revenue                                               100.0%               100.0%              25.4%
Cost of revenue                                        38.3                 52.8               (9.0)
                                                  ---------------      ---------------
Gross Profit                                           61.7                 47.2               63.8
                                                  ---------------      ---------------
Selling, general and administrative                    35.8                 46.0               (2.7)
Research and development                                5.6                  6.7                5.3
                                                  ---------------      ---------------
(Income) loss from operations                          20.3                 (5.5)                *
Interest expense                                       (0.1)                (0.2)               4.5
Interest income, net                                    0.9                  0.6               74.9
Loss on operations of joint venture                    (1.5)                (2.0)              (5.5)
Other income                                            0.0                  0.3                 *
                                                  ---------------      ---------------
Income (loss) before tax (provision) benefit           19.6                 (6.8)                *
Income tax (provision) benefit                         (1.2)                (0.1)                *
                                                  ---------------      ---------------
Net income (loss)                                      18.4                 (6.9)                *
                                                  ===============      ===============

* Not meaningful

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Revenue for the three months ended February 28, 2005 increased approximately $1 million or 25.4% over the three months ended February 29, 2004. This increase consists of (i) approximately $2.5 million of additional revenue related to new contracts entered into since the three months ended February 29, 2004. This increase was offset by a reduction in revenue of approximately $1.5 million related to market exits and reductions in membership under existing disease management programs and the termination of a disease management program under agreements with a customer in Oregon.

Gross profit margins for the three months ended February 28, 2005 increased to 61.7% from 47.2% for the three months ended February 29, 2004. The percentage increase in 2005 primarily relates to an increase in revenue attributable to increased members enrolled in contracts that began in 2004. While the direct costs associated with the initial implementation of these contracts were incurred in 2004, the incremental costs associated with the increased enrollment were not as significant as the initial costs. In addition, the company experienced cost reductions associated with efficiencies related to enhancements in our program.

Selling, general and administrative expenses for the three months ended February 28, 2005 were comparable to the three months ended February 29, 2004.

Research and development expenses for the three months ended February 28, 2005 were comparable to the three months ended February 29, 2004. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint ventures for the three months ended February 28, 2005 were flat compared to the three months ended February 29, 2004. The expense for the three months ended February 28, 2005 primarily represents legal fees for the arbitration with the Centre Insurance and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for the three months ended February 28, 2004 primarily represents legal fees associated the arbitration with the Regence Group.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $47,000,000 less applicable expenses.

We had working capital of approximately $20.8 million at February 28, 2005 compared to approximately $5.8 million at November 30, 2004 and ratios of current assets to current liabilities of 7.1:1 as of February 28, 2005 and 3.1:1 as of November 30, 2004. The working capital increase of approximately $15 million was due to two private placement equity transaction during the quarter, whereby the company sold common stock for approximately $13.9 million, net of expenses, proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $209,000 and cash flow from operations of approximately $1.5 million. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of February 28, 2005 no debt was outstanding and the entire $1,000,000 was available under this credit line.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of February 28, 2005 in the periods indicated.

              Contractual
              Obligations                                           Payments Due by Period
---------------------------------------- -----------------------------------------------------------------------------
                                             Total      Less than 1 year    1-3 years      4-5 years    After 5 years
---------------------------------------- -------------- ----------------- --------------- ------------- --------------
Long-Term Debt                            $          -    $          -      $          -  $          -  $          -
Capital Lease Obligations                      252,000         129,000           123,000             -             -
Operating Leases                             1,094,000         494,000           600,000             -             -
Unconditional Purchase Obligations             301,000         301,000                 -             -             -
Other Long-Term Obligations                    545,000         545,000                 -             -             -
Total Contractual Cash Obligations        $  2,192,000    $  1,469,000      $    723,000  $          -  $          -
---------------------------------------- -------------- ----------------- --------------- ------------- --------------

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

         Item 1.  Legal Proceedings

                  On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association for claims under certain terminated disease management agreements. . The claims alleged breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC denied the claims of Regence and asserted counter claims. In addition, Heartmasters demanded payment of the insurance coverage.

                  On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC's arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the reinsurer, Centre Insurance. . The Company made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment, and any subsequent payment, could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

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

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                  (a) Non applicable
..                 (b) Non applicable
                  (c) None

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

                                           QMed, Inc.




                                           By:  /s/ Michael W. Cox
                                              ---------------------------------
                                               Michael W. Cox
                                               President and Chief Executive
                                               Officer


                                           By:  /s/ William T. Schmitt, Jr.
                                              ---------------------------------
                                               William T. Schmitt, Jr.
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer

April 4, 2005