Form 10-Q
period 2005-05-31
QMED INC
filed 2005-07-05
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: May 31, 2005 or

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

                                       N/A
               --------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


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

The number of shares of the registrant's common stock outstanding on June 29, 2005: 16,672,126.

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                       For the Quarter Ended May 31, 2005

                                      INDEX

                                                                           Page
Part I. Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of May 31,
                 2005 and November 30, 2004................................. 1

                 Condensed Consolidated Statements of Operations for
                 the Three and Six Months Ended May 31, 2005 and 2004....... 2

                 Condensed Consolidated Statements of Comprehensive
                 Income for the Three and Six Months Ended May 31,
                 2005 and 2004.............................................. 3

                 Condensed Consolidated Statements of Stockholders'
                 Equity for the Six Months Ended May 31, 2005............... 4

                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended May 31, 2005 and 2004................. 5

                 Notes to Financial Statements.............................. 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................12

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.16

        Item 4.  Controls and Procedures....................................16

Part II Other Information

        Item 1.  Legal Proceedings..........................................18

        Item 6.  Exhibits...................................................18

Signature ..................................................................19

Certifications .............................................................20

Part I.
Item 1. Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    November 30,
                                                                               May 31, 2005             2004
                                                                             ---------------      ---------------
ASSETS                                                                          (unaudited)
Current assets
Cash and cash equivalents                                                    $     2,985,872      $     3,292,571
Investments                                                                       18,935,230            2,097,362
Accounts receivable, net of allowances of  $71,312
  and $52,690, respectively                                                        3,326,323            2,750,507
Inventory, net of reserve                                                             41,693               38,355
Prepaid expenses and other current assets                                            349,939              440,620
                                                                             ---------------      ---------------
                                                                                  25,639,057            8,619,415

Property and equipment, net of accumulated depreciation                            1,110,149            1,180,050
Product software development costs, net                                              924,091              858,022
Non-current accounts receivable                                                      199,254                    -
Other assets                                                                         644,881              132,136
Investment in joint ventures                                                          45,458               47,854
                                                                             ---------------      ---------------
                                                                             $    28,562,890      $    10,837,477
                                                                             ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $     1,367,127      $       817,234
Leases payable, current portion                                                      135,683              119,757
Accrued salaries and commissions                                                     518,042              416,382
Fees reimbursable to health plans                                                     23,640              161,178
Contract billings in excess of revenues                                            2,124,825            1,245,862
Deferred warranty revenue                                                             22,026               23,652
Income taxes payable                                                                       -               16,000
                                                                             ---------------      ---------------
                                                                                   4,191,343            2,800,065

Leases payable - long term                                                           155,374              146,742
                                                                             ---------------      ---------------
                                                                                   4,346,717            2,946,807

Commitments and Contingencies
Stockholders' equity
  Common stock $.001 par value; 40,000,000 shares authorized;
    16,673,626 and 15,150,054 shares issued and 16,651,626 and
    15,128,054 outstanding, respectively                                              16,674               15,150
Paid-in capital                                                                   50,547,188           35,961,800
Accumulated deficit                                                              (26,258,223)         (28,004,017)
Accumulated other comprehensive income
  Unrealized loss on securities available for sale                                   (13,841)              (6,638)
                                                                             ---------------      ---------------
                                                                                  24,291,798            7,966,295

Less treasury stock at cost, 22,000 common shares                                    (75,625)             (75,625)
                                                                             ---------------      ---------------
Total stockholders' equity                                                        24,216,173            7,890,670
                                                                             ---------------      ---------------
                                                                             $    28,562,890      $    10,837,477
                                                                             ===============      ===============

                   See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                   For the Three      For the Three       For the Six       For the Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                   May 31, 2005       May 31, 2004       May 31, 2005       May 31, 2004
                                                  --------------     --------------     --------------    --------------
Revenue
   Disease management services                    $    5,417,825     $    3,667,570     $   10,124,892    $    7,406,791
   Medical equipment                                      45,072             57,311             93,491           110,910
                                                  --------------     --------------     --------------    --------------
                                                       5,462,897          3,724,881         10,218,383         7,517,701
                                                  --------------     --------------     --------------    --------------

Cost of revenue
   Disease management services                         1,810,278          2,649,454          3,593,852         4,613,439
   Medical equipment                                      40,243             41,491             78,155            78,704
                                                  --------------     --------------     --------------    --------------
                                                       1,850,521          2,690,945          3,672,007         4,692,143
                                                  --------------     --------------     --------------    --------------

Gross profit                                           3,612,376          1,033,936          6,546,376         2,825,558
                                                  --------------     --------------     --------------    --------------

Selling, general and
  administrative expenses                              2,092,306          2,104,908          3,791,098         3,851,063

Research and development expenses                        308,826            243,871            576,852           498,290
                                                  --------------     --------------     --------------    --------------

Income (loss) from operations                          1,211,244         (1,314,843)         2,178,426        (1,523,795)

Interest expense                                          (7,083)            (9,026)           (14,085)          (15,724)
Interest income                                           80,122             25,350            121,282            48,883
Loss in operations of joint ventures                    (386,393)          (129,750)          (457,278)         (204,750)
Other income                                               1,101                  -              2,849             8,703
                                                  --------------     --------------     --------------    --------------
Income (loss) before income tax Provision                898,991         (1,428,269)         1,831,194        (1,686,683)

Provision for state income taxes                         (28,000)            (4,000)           (85,400)           (8,000)
                                                  --------------     --------------     --------------    --------------

Net income (loss)                                 $      870,991     $   (1,432,269)    $    1,745,794    $   (1,694,683)
                                                  ==============     ==============     ==============    ==============

Basic earnings (loss) per share
   Weighted average shares outstanding                16,578,310         14,737,312         16,212,014        14,695,582
                                                  --------------     --------------     --------------    --------------
   Basic earnings (loss) per share                $          .05     $         (.10)    $          .11    $         (.12)
                                                  ==============     ==============     ==============    ==============


Diluted earnings income (loss) per share
  Weighted average shares outstanding                 18,454,850         14,737,312         18,291,267        14,695,582
                                                  --------------     --------------     --------------    --------------
  Diluted earnings (loss) per share               $          .05     $         (.10)    $          .10    $         (.12)
                                                  ==============     ==============     ==============    ==============



                           See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)




                                                   For the Three      For the Three       For the Six       For the Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                   May 31, 2005       May 31, 2004       May 31, 2005       May 31, 2004
                                                  --------------     --------------     --------------    --------------
Net income (loss)                                 $      870,991     $   (1,432,269)    $    1,745,794    $   (1,694,683)

Other comprehensive income
   Unrealized loss on securities
   available for sale                                    (13,399)            (7,674)           (13,787)           (3,908)

Less:  reclassification adjustment for
  (gains) losses included in net income (loss)             6,584             (2,672)             6,584            (3,081)
                                                  --------------     --------------     --------------    --------------

Comprehensive income (loss)                       $      864,176     $   (1,442,615)    $    1,738,591    $   (1,701,672)
                                                  ==============     ==============     ==============    ==============


                           See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Six Months Ended May 31, 2005
                                                           (Unaudited)

                                                                                                   Common Stock
                                                                                  Accumulated         Held in
                                   Common Stock                                      Other            Treasury
                               --------------------     Paid-in     Accumulated  Comprehensive   --------------------
                                 Shares     Amount      Capital       Deficit        Income       Shares     Amount      Total
                               ----------  --------  ------------  -------------   ----------     ------   ----------  -----------
Balance - November 30, 2004    15,150,054  $ 15,150  $ 35,961,800  $ (28,004,017)  $   (6,638)    22,000   $ (75,625)  $ 7,890,670

Exercise of stock options and
  warrants                        136,607       137       428,672                                                          428,809

Issuance in connection with
  Directors Equity Plan               701         1         8,002                                                            8,003

Amortization of non-employee
  stock options                                            31,250                                                           31,250

Issuance of common stock and
  investment rights through
  private placement for cash
  (net of expense)              1,349,839     1,350    13,817,500                                                       13,818,850

Issuance of common stock in
  connection with acquisition      36,425        36       299,964                                                          300,000

Net income for the six months
  ended May 31, 2005                                                   1,745,794                                         1,745,794

Change in unrealized holding
  losses on securities
  available for sale                                                                   (7,203)                              (7,203)
                               ----------  --------  ------------  -------------   ----------     ------   ----------  -----------
Balance - May 31, 2005         16,673,626  $ 16,674  $ 50,547,188  $ (26,258,223)  $  (13,841)    22,000   $  (75,625) $24,216,173
                               ==========  ========  ============  =============   ==========     ======   ==========  ===========


                                     See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                            For the Six Months    For the Six Months
                                                                            Ended May 31, 2005    Ended May 31, 2004
                                                                            ------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                                        $    1,745,794        $   (1,694,683)

Adjustments to reconcile net income (loss) to net cash used
  by operating activities:
     (Gain) loss on sale of investments                                                6,584                (3,081)
     Loss in operations of joint ventures                                            457,278               204,750
     Depreciation and amortization                                                   276,996               230,488
     Provision for loss on accounts receivable                                        18,800                     -
     Stock compensation expense                                                        8,003                     -
     Amortization of non-employee stock options                                       31,250                26,017
     Amortization of bond discounts and premiums                                     (16,625)               82,248
     (Increase) decrease in
          Accounts receivable                                                       (793,870)               (4,106)
          Inventory                                                                  (3,338)                 9,371
          Prepaid expenses and other current assets                                   90,681               147,797
     Increase (decrease) in
          Accounts payable and accrued liabilities                                   321,263             1,169,752
          Contract billings in excess of revenues and deferred revenue               877,337              (802,651)
     Other, net                                                                      (46,695)               14,354
                                                                              --------------        --------------
     Total adjustments                                                             1,227,664             1,074,939
                                                                              --------------        --------------
     Net cash provided by (used in) operating activities                           2,973,458              (619,744)
                                                                              --------------        --------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                           4,626,012             5,424,648
     Purchases of securities available for sale                                  (21,461,042)           (5,055,038)
     Capital expenditures                                                           (162,143)             (345,521)
     Cash paid for acquisition                                                      (200,000)                    -
     Investment in joint venture                                                    (262,130)             (336,145)
                                                                              --------------        --------------
     Net cash used in investing activities                                       (17,459,303)             (312,056)
                                                                              --------------        --------------

Cash flows from financing activities:
     Payments for capital leases                                                     (68,513)              (55,662)
     Proceeds from issuance of common stock and investment rights                 13,818,850                     -
     Proceeds from issuance of common stock                                          428,809               392,712
                                                                              --------------        --------------
     Net cash provided by financing activities                                    14,179,146               337,050
                                                                              --------------        --------------

Net decrease in cash and cash equivalents                                           (306,699)             (594,750)
Cash and cash equivalents at beginning of period                                   3,292,571             1,638,271
                                                                              --------------        --------------

Cash and cash equivalents at end of period                                    $    2,985,872        $    1,043,521
                                                                              ==============        ==============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                 $       14,085        $       15,724
     Income taxes                                                                    113,965                 8,300

Non-cash investing activities:
  Issuance of  36,425 shares of common stock in connection
    with acquisition                                                          $      300,000        $            -


                     See Accompanying Notes to Condensed Consolidated Financial Statements


                           QMED, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries, Interactive Heart Management Corp. ("IHMC"), QMEDCare, Inc. and Health E Monitoring Inc., and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of May 31, 2005, based on information and data available, the Company has deferred approximately $2,125,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. During the three and six months ended May 31, 2005, approximately 66% and 65% of disease management services, respectively, were derived from three customers that each comprised more than 10% of the Company's revenues.

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

Note 4 - Investments in Securities

Investment in securities available-for-sale as of May 31, 2005 were as follows:

                                                          Market    Unrealized
                                           Cost           Value     Gain (Loss)
                                         -----------   -----------  ----------

Corporate debt securities                $13,135,090   $13,133,441  $   (1,649)
Certificate of deposits                      100,000        99,873        (127)
U.S. Government short term obligations     5,713,981     5,701,916     (12,065)
                                         -----------   -----------  ----------
                                         $18,949,071   $18,935,230  $  (13,841)
                                         ===========   ===========  ==========

Note 5 - Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments.

Note 6 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                              May 31, 2005     November 30,
                                              (Unaudited)          2004
                                              -----------      -----------
        Raw materials (component parts)       $   118,368      $   120,533
        Finished units                             24,753           19,250
                                              -----------      -----------
             Total inventory                  $   143,121      $   139,783
        Reserve for slow moving inventory     $   101,428      $   101,428
                                              -----------      -----------
        Net inventory                         $    41,693      $    38,355
                                              ===========      ===========

Note 7 - Product Software Development Costs

During the three and six months ended May 31, 2005, the Company capitalized approximately $105,000 and $146,000, respectively, in product software development costs. These costs are being amortized over a five-year useful life.

During the three months ended May 31, 2005 and 2004 amortization expense related to product software development costs were approximately $43,000 and $29,000, respectively. During the six months ended May 31, 2005 and 2004 amortization expense related to product software development costs were approximately $79,000 and $59,000, respectively.

                           QMED, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of May 31, 2005, the Company has recorded losses to date of approximately $1,441,000 bringing the investment in the joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of May 31, 2005, the Company has recorded losses to date of approximately $118,000 bringing its investment in this joint venture to approximately $45,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46. Included in accounts receivable as of May 31, 2005 is approximately $917,000 due from this joint venture.

Note 9 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                  May 31, 2005      November 30,
                                                  (Unaudited)          2004
                                                 --------------    -------------

        Account payable trade                     $    456,574     $    278,319
        Insurance premiums payable                      32,465           71,720
        Professional fees payable                      398,540          209,503
        Other accrued expenses - none in
          excess of 5% of current liabilities          479,548          257,692
                                                  ------------     ------------
                                                  $  1,367,127     $    817,234
                                                  ============     ============

Note 10 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of May 31, 2005 and November 30, 2004 there were $23,640 and $161,178 outstanding under these provisions, respectively.

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 11 - Business Segment Information - (continued)

Summarized financial information by operating segment for three and six months ended May 31, 2005 and 2004, is as follows:

                                                  Three Months Ended May 31,
                                             ---------------------------------
                                                  2005                2004
                                             -------------       -------------
        Revenue
           Disease management services       $   5,417,825       $   3,667,570
           Medical equipment sales                  45,072              57,311
                                             -------------       -------------
                                             $   5,462,897       $   3,724,881
                                             =============       =============

        Income (loss) before income taxes:
           Disease management services       $   1,603,559       $    (622,223)
           Medical equipment sales                   4,829              15,820
                                             -------------       -------------
        Total segments                           1,608,388            (606,403)
        General corporate expenses - net          (709,397)           (821,866)
                                             -------------       -------------
                                             $     898,991       $  (1,428,269)
                                             =============       =============


                                                   Six Months Ended May 31,
                                             ---------------------------------
                                                  2005                2004
                                             -------------       -------------
        Revenue
           Disease management services       $  10,124,892       $   7,406,791
           Medical equipment sales                  93,491             110,910
                                             -------------       -------------
                                             $  10,218,383       $   7,517,701
                                             =============       =============
        Income (loss) before income taxes:
           Disease management services       $   3,148,701       $    (409,756)
           Medical equipment sales                  15,336              32,235
                                             -------------       -------------
        Total segments                           3,164,037            (377,521)
        General corporate expenses - net        (1,332,843)         (1,309,162)
                                             -------------       -------------
                                             $   1,831,194       $  (1,686,683)
                                             =============       =============

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

                                           Three Months Ended                             Six Months Ended
                                ------------------------------------------    ------------------------------------------
                                   May 31, 2005           May 31, 2004           May 31, 2005           May 31, 2004
                                -------------------    -------------------    -------------------    -------------------
                                    (unaudited)             (unaudited)           (unaudited)             (unaudited)
    Net income (loss), as
      reported                    $       870,991       $    (1,432,269)       $      1,745,794      $    (1,694,683)

    Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related tax
      effects                             318,546               297,403                 524,432              568,789
                                  ---------------       ---------------        ----------------      ---------------

    Pro forma net income
      (loss)                      $       552,445       $    (1,729,672)       $      1,221,362      $    (2,263,472)
                                  ===============       ===============        ================      ===============

    Weighted average common
      shares outstanding               16,578,310            14,737,312              16,212,014           14,695,582

    Dilutive effect of stock
      options and warrants              1,876,540                     -               2,079,253                    -
                                  ---------------       ---------------        ----------------      ---------------

    Diluted shares outstanding         18,454,850            14,737,312              18,291,267           14,695,582
                                  ===============       ===============        ================      ===============

    Income (loss) per share:

    Basic, as reported            $           .05       $          (.10)       $            .11      $          (.12)
                                  ===============       ===============        ================      ===============

    Diluted, as reported          $           .05       $          (.12)       $            .10      $          (.15)
                                  ===============       ===============        ================      ===============

    Basic, pro forma              $           .03       $          (.10)       $            .08      $          (.12)
                                  ===============       ===============        ================      ===============

    Diluted, pro forma            $           .03       $          (.12)       $            .07      $          (.15)
                                  ===============       ===============        ================      ===============


Potentially dilutive options and warrants to purchase 2,136,496 and 2,245,755 shares of the common stock were outstanding for the three and six months ending May 31, 2004, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 7,344 and 19,686 shares of common stock were outstanding as of May 31, 2005 and 2004, respectively, but were also not included in the computation of diluted earnings (loss) per share for the three months ended May 31, 2005 and 2004 and options to purchase 99,009 shares of common stock were outstanding as of May 31, 2005 but were also not included in the computation of diluted earnings per share for the six months ended May 31, 2005 because the options exercise price was greater than the average market price of the common shares.

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

Note 13 - Line of Credit

In September 2001, the Company entered into a loan agreement with First Union National Bank for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Borrowings under this line of credit were $-0- at May 31, 2005 and November 30, 2004.

Note 14 - Stockholders' Equity

Private Placement Equity Transactions
-------------------------------------
On December 6, 2004, the Company issued to institutional investors 571,428 shares of the Company's common stock, together with additional investment rights to acquire up to an additional 142,856 shares of common stock at a price of $11 per share, for $6,000,000. The fair value of these investment rights was estimated at $207,000 and was included in additional paid-in capital. These investment rights were exercised on February 14, 2005 for $1,572,000.

On February 14, 2005, the Company issued to institutional investors 635,555 shares of the Company's common stock, together with additional investment rights to acquire up to an additional 158,888 shares of common stock at a price of $11.75 per share, for $7,150,000. The fair value of these investment rights was estimated at $174,000 and was included in additional paid-in capital. These investment rights expired on June 1, 2005, thirty days after the registration statement was declared effective by the US Securities and Exchange Commission.

Note 15 - Acquisition

In April 2005 the Company acquired all of the outstanding common stock of Health E Monitoring, Inc. ("HEM"). HEM has developed a comprehensive weight management program. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in fiscal 2006. Pursuant to FAS No. 141 the direct costs to acquire HEM have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable. The following table summarizes the estimated fair value of the assets acquired:

                                                          May 31, 2005
                                                       ---------------

          Covenant not to compete                      $       483,363
          Acquired technology                                   46,307
                                                       ---------------
          Total purchase price                         $       529,670
                                                       ===============

The costs of both the covenant not to compete and the acquired technology are being amortized over their useful life of 5 years. During the three months ended May 31, 2005 amortization expense related to the covenant not to compete and developed technology were approximately $13,000.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Commitments and Contingencies

Litigation
----------
On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding HeartMasters LLC's arbitration. The settlement agreement provides QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments due from HeartMasters LLC to Regence. The amount of the financial guarantee can range between $0 and $2,300,000 and is contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001on June 15, 2004. The advance payment could be subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

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

The settlement with Regence was in response to the following: HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, had received a Demand for Arbitration before the American Arbitration Association for claims under certain terminated disease management agreements. Regence had also asserted, informally, that the Company was or could have been liable for certain of these obligations, a claim the Company denied.

HeartMasters LLC had received a notice from an insurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period, which had asserted that the outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters has demanded payment of the insurance coverage. The dispute with Centre over the insurance coverage, is now the subject of an arbitration proceeding in which HeartMasters seeks payment of all policies.

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

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of May 31, 2005 total open commitments under these purchase orders are approximately $299,000.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 17 - Recently Issued Accounting Standards

Share-Based Payment
-------------------
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the next fiscal period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on December 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the three and six months ended May 31, 2005 and 2004 in Note 12, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans, governments and private companies. The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost. As of May 31, 2005, we had 2 contracts to provide these services to two Medicare demonstration projects and 12 licensed health plans in 11 states covering approximately 1.1 million health plan members.

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

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended May 31, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the three and six months ended May 31, 2005, approximately 66% and 65% of disease management services, respectively, were derived from three customers that each comprised more than 10% of the Company's revenues.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                               For the
                                                                                                Three           For the
                                                                                                Months        Six Months
                              For the Three Months Ended         For the Six Months           Ended May        Ended May
                                        May 31,                     Ended May 31,                31,              31,
                              --------------------------     --------------------------     -------------    ------------
                                                                                               2005 vs.        2005 vs.
                                 2005            2004           2005           2004             2004            2004
                              ---------       ----------     -----------    -----------     -------------    ------------
Revenue                         100.0     %      100.0    %      100.0   %      100.0   %         46.7    %        35.9   %
Cost of revenue                  33.9             72.2            35.9           62.4            (31.2)           (21.7)
                              -------          -------        --------       --------
Gross Profit                     66.1             27.8            64.1           37.6            249.4            131.7
Selling general and
 administrative                  38.3             56.5            37.1           51.2             (0.6)            (1.6)
Research and development          5.7              6.5             5.6            6.6             26.6             15.8
                              -------          -------        --------       --------
Income (loss) from operations    22.1            (35.3)           21.4          (20.3)              *                *

Interest expense                 (0.1)            (0.2)           (0.1)          (0.2)           (21.5)           (10.4)
Interest income, net              1.5              0.7             1.2            0.7            216.1            148.1
Loss on operations of joint
 venture                         (7.1)            (3.5)           (4.6)          (2.7)           197.8           (123.3)
Other income                       *                -               *             0.1               *             (67.3)
                              -------          -------        --------       --------
Income (loss) before tax
 (provision) benefit             16.4            (38.3)           17.9          (22.4)              *                *
Income tax (provision)
 benefit                         (0.5)            (0.1)           (0.8)          (0.1)              -             667.5
                              -------          -------        --------       --------
Net income (loss)                15.9            (38.5)           17.1          (22.5)              *                *
                              =======          =======        ========       ========

* Not meaningful

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

Revenue for the three months ended May 31, 2005 increased approximately $1.7 million or 46.7% over the three months ended May 31, 2004. This increase consists of approximately $1.8 million of additional revenue related to the ramp up of enrollment in four contracts entered into during the first six months of 2004 and one new contract entered into since May 31, 2004 and the recognition of approximately $235,000 of revenue related to a bonus earned and the recognition of previously deferred revenue under a contract with a customer in Ohio. This increase was offset by a reduction in revenue of approximately $0.6 million related to market exits and reductions in membership under existing disease management programs and the termination of one disease management program. In addition, in 2004 a reduction in revenue of approximately $353,000 was taken representing an increase in management's deferred revenue estimate in connection with its settlement with the Regence Group.

Gross profit margins for the three months ended May 31, 2005 increased to 66.1% from 27.8% for the three months ended May 31, 2004. This increase is related to
(i) an increase in revenue attributable to an increase in enrollment in contracts entered into in 2004 (while direct costs associated with the initial implementation costs on theses contracts were incurred in 2004), the incremental costs associated with the increased enrollment in 2005 were not as significant as the initial implementation costs incurred in 2004); (ii) revenue in 2004 was decreased by approximately $353,000, without a corresponding decrease in costs, which represented an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; (iii) the recognition of approximately $235,000 of revenue, without a corresponding increase in costs, related to a bonus earned and the recognition of previously deferred revenue under a contract with a customer in Ohio and (iv) cost reductions associated with efficiencies related to enhancements in our programs.

Selling, general and administrative expenses for the three months ended May 31, 2005 decreased by approximately $13,000 over the three months ended May 31, 2004. This decrease was primarily due to approximately $150,000 of commissions related to new contracts with health plans entered into in 2004, a decrease of $130,000 of legal fees related to general corporate matters and a decrease in insurance costs of $23,000. Offsetting these decreases were approximately $261,000 of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota. We anticipate enrollment of the first SNP patient in early 2006. Additionally, approximately $48,000 of costs incurred as implementation costs of Health E Monitoring Inc., which expects to record revenue in the third quarter of 2005. We expect to continue to incur implementation costs for both QMed Care Inc. and Health E Monitoring Inc. the remainder of 2005 and into early 2006 and anticipate these costs to increase during this time period.

Research and development expenses for the three months ended May 31, 2005 increased approximately $65,000 or 26.6% over the three months ended May 31, 2004. Our accounting policies are to capitalize certain costs during development and amortize them upon implementation. Subsequent to implementation any further costs (ie. Maintenance costs) are expenses as incurred. During the first quarter of 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for the increase during he three month ended May 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint ventures for the three months ended May 31, 2005 increased approximately $257,000 over the three months ended May 31, 2004. The expense for the three months ended May 31, 2005 primarily represents legal fees for the arbitration with the Centre Insurance and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for the three months ended May 31, 2004 primarily represents legal fees associated the arbitration with the Regence Group.

Six Months Ended May 31, 2005 Compared to Six Months Ended May 31, 2004

Revenue for the six months ended May 31, 2005 increased approximately $2.7 million or 35.9% over the six months ended May 31, 2004. This increase consists of approximately $4.2 million of additional revenue related to the ramp-up of enrollment in four contracts entered into during the first six months of 2004 and one new contract entered into since May 31, 2004 and the recognition of approximately $235,000 of revenue related to a bonus earned and the recognition of previously deferred revenue under a contract with a customer in Ohio. This increase was offset by a reduction in revenue of approximately $1.9 million related to market exits and reductions in membership under existing disease management programs and the termination of one disease management program. In addition, in 2004 a reduction in revenue of approximately $353,000 was taken representing an increase in management's deferred revenue estimate in connection with its settlement with the Regence Group.

Gross profit margins for the six months ended May 31, 2005 increased to 64.1% from 37.6% for the six months ended May 31, 2004. This increase is related to
(i) an increase in revenue attributable to an increase in enrollment in contracts entered into in 2004 (while direct costs associated with the initial implementation costs on theses contracts were incurred in 2004), the incremental costs associated with the increased enrollment in 2005 were not as significant as the initial implementation costs incurred in 2004); (ii) revenue in 2004 was decreased by approximately $353,000, without a corresponding decrease in costs, which represented an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; (iii) the recognition of approximately $235,000 of revenue, without a corresponding increase in costs, related to a bonus earned and the recognition of previously deferred revenue under a contract with a customer in Ohio and (iv) cost reductions associated with efficiencies related to enhancements in our programs.

Selling, general and administrative expenses for the six months ended May 31, 2005 decreased by approximately $60,000 over the six months ended May 31, 2004. This decrease was primarily due to approximately $150,000 commissions related to new contracts with health plans entered into in 2004, approximately a decrease of $130,000 of legal fees related to general corporate matters and a decrease in insurance costs of $53,000. . Offsetting these decreases were approximately $261,000 of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota. We anticipate enrollment of the first SNP patient in early 2006. Additionally, approximately $48,000 of costs incurred as implementation costs of Health E Monitoring Inc., which expects to record revenue in the third quarter of 2005. We expect to continue to incur implementation costs for both QMed Care Inc. and Health E Monitoring Inc. the remainder of 2005 and into early 2006 and anticipate these costs to increase during this time period.

Research and development expenses for the six months ended May 31, 2005 increased approximately $78,000 or 15.8% over the six months ended May 31, 2004. Our accounting policies are to capitalize certain costs during development and amortize them upon implementation. Subsequent to implementation any further costs (ie. Maintenance costs) are expenses as incurred. During the first quarter of 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for the increase. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint ventures for the six months ended May 31, 2005 increased approximately $252,000 over the six months ended May 31, 2004. The expense for the six months ended May 31, 2005 primarily represents legal fees for the arbitration with the Centre Insurance and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for the six months ended May 31, 2004 primarily represents legal fees associated the arbitration with the Regence Group.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $47,000,000 less applicable expenses.

We had working capital of approximately $21.4 million at May 31, 2005 compared to approximately $5.8 million at November 30, 2004 and ratios of current assets to current liabilities of 6.1:1 as of May 31, 2005 and 3.1:1 as of November 30, 2004. The working capital increase of approximately $15.3 million was due to two private placement equity transaction during the quarter, whereby the company sold common stock for approximately $13.8 million, net of expenses, proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $0.4 million and cash flow from operations of approximately $3.0 million. These increases were offset by an increase in the deferred revenue of approximately $0.9 million, cash payment on purchase of Health E Monitoring Inc. of $0.2 million, funding of joint ventures of approximately $0.3 million, payments under capital leases of $0.1 million and other capital expenditures of $0.2 million. In September 2001 we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The line is collateralized by securities owned by the Company and expires on September 1, 2005. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of May 31, 2005 no debt was outstanding and the entire $1,000,000 was available under this credit line.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of May 31, 2005 in the periods indicated.

                                                                    Payments Due by Period
              Contractual                -----------------------------------------------------------------------------
              Obligations                    Total      Less than 1 year    1-3 years      4-5 years    After 5 years
---------------------------------------- -------------- ----------------- --------------- ------------- --------------
Long-Term Debt                             $         -     $         -       $         -   $         -   $         -
Capital Lease Obligations                      320,000         154,000           163,000         3,000             -
Operating Leases                             1,009,000         494,000           504,000        11,000             -
Unconditional Purchase Obligations             299,000         299,000                 -             -             -
Other Long-Term Obligations                    684,000         684,000                 -             -             -
---------------------------------------- -------------- ----------------- --------------- ------------- --------------
Total Contractual Cash Obligations         $ 2,313,000     $ 1,631,000       $   667,000   $    14,000   $         -
======================================== ============== ================= =============== ============= ==============

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

Item 4. Evaluation of Disclosure Controls and Procedure

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of May 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
                  (a) Non applicable
                  (b) Non applicable
                  (c) None

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

                                      QMed, Inc.




                                      By:  /s/ Michael W. Cox
                                          --------------------------------------
                                          Michael W. Cox
                                          President and Chief Executive Officer


                                      By:  /s/ William T. Schmitt, Jr.
                                         ---------------------------------------
                                          William T. Schmitt, Jr.
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

July 05, 2005