Form 10-Q
period 2005-08-31
QMED INC
filed 2005-10-04
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: August 31, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding on September 28, 2005: 16,732,829.

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      For the Quarter Ended August 31, 2005

                                      INDEX

                                                                            Page
Part I. Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                   August 31, 2005 and November 30, 2004...................... 1

                 Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended August 31, 2005 and 2004....... 2

                 Condensed Consolidated Statements of Comprehensive Income
                   for the Three and Nine Months Ended August 31, 2005
                   and 2004................................................... 3

                 Condensed Consolidated Statements of Stockholders' Equity
                   for the Nine Months Ended August 31, 2005.................. 4

                 Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended August 31, 2005 and 2004................. 5

                 Notes to Condensed Consolidated Financial Statements......... 6

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................14

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...20

        Item 4.  Controls and Procedures......................................20

Part II Other Information

        Item 1.  Legal Proceedings............................................21

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..21

        Item 3.  Defaults Upon Senior Securities..............................21

        Item 4.  Submission of Matters to a Vote of Security Holders..........21

        Item 5.  Other Information............................................21

        Item 6.  Exhibits.....................................................22

Signature ....................................................................23

Certifications ...............................................................24

Part I.
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                August 31,          November 30,
                                                                                   2005                 2004
                                                                             ---------------      ---------------
SETS                                                                            (unaudited)
Current assets
Cash and cash equivalents                                                    $     1,796,176      $     3,292,571
Investments                                                                       20,610,567            2,097,362
Accounts receivable, net of allowances of  $38,445 and $52,690,                    3,773,704            2,750,507
respectively
Inventory, net of reserve                                                             36,186               38,355
Due from arbitration settlement                                                      500,000                    -
Prepaid expenses and other current assets                                            367,938              440,620
                                                                             ---------------      ---------------
                                                                                  27,084,571            8,619,415

Property and equipment, net of accumulated depreciation                            1,064,855            1,180,050
Product software development costs, net                                            1,067,127              858,022
Acquired intangibles, net                                                            489,945                    -
Other assets                                                                         499,368              132,136
Investment in joint ventures                                                          41,968               47,854
                                                                             ---------------      ---------------
                                                                             $    30,247,834      $    10,837,477
                                                                             ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $     1,480,024      $       817,234
Leases payable, current portion                                                      137,138              119,757
Accrued salaries and commissions                                                     472,409              416,382
Fees reimbursable to health plans                                                     29,535              161,178
Contract billings in excess of revenues                                            2,501,029            1,245,862
Deferred warranty revenue                                                             16,713               23,652
Income taxes payable                                                                  14,210               16,000
                                                                             ---------------      ---------------
                                                                                   4,651,058            2,800,065

Leases payable - long term                                                           119,310              146,742
                                                                             ---------------      ---------------
                                                                                   4,770,368            2,946,807

Commitments and Contingencies                                                              -                    -
Stockholders' equity
  Common stock $.001 par value; 40,000,000 shares authorized; 16,739,189 and
    15,150,054 shares issued and 16,717,189 and 15,128,054 outstanding,
     respectively                                                                     16,739               15,150
Paid-in capital                                                                   50,820,827           35,961,800
Accumulated deficit                                                              (25,265,286)         (28,004,017)
Accumulated other comprehensive income
  Unrealized loss on securities available for sale                                   (19,189)              (6,638)
                                                                             ---------------      ---------------
                                                                                  25,553,091            7,966,295

Less treasury stock at cost, 22,000 common shares                                    (75,625)             (75,625)
                                                                             ---------------      ---------------
Total stockholders' equity                                                        25,477,466            7,890,670
                                                                             ---------------      ---------------
                                                                             $    30,247,834      $    10,837,477
                                                                             ===============      ===============


                      See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                 For the Three     For the Three     For the Nine       For the Nine
                                                 Months Ended      Months Ended      Months Ended       Months Ended
                                                August 31, 2005   August 31, 2004   August 31, 2005    August 31, 2004
                                                 --------------    --------------    --------------     --------------
Revenue
   Disease management services                   $    5,457,173    $    3,205,583    $   15,582,065     $   10,612,374
   Medical equipment                                     47,461            67,500           140,952            178,410
                                                 --------------    --------------    --------------     --------------
                                                      5,504,634         3,273,083        15,723,017         10,790,784
                                                 --------------    --------------    --------------     --------------

Cost of revenue
   Disease management services                        1,772,489         2,341,253         5,366,341          6,954,692
   Medical equipment                                     54,824            38,923           132,979            117,627
                                                 --------------    --------------    --------------     --------------
                                                      1,827,313         2,380,176         5,499,320          7,072,319
                                                 --------------    --------------    --------------     --------------

Gross profit                                          3,677,321           892,907        10,223,697          3,718,465
                                                 --------------    --------------    --------------     --------------

Selling, general and
  administrative expenses                             2,062,529         1,772,054         5,853,627          5,623,117
Research and development expenses                       347,434           209,032           924,286            707,322
                                                 --------------    --------------    --------------     --------------

Income (loss) from operations                         1,267,358        (1,088,179)        3,445,784         (2,611,974)

Interest expense                                         (6,967)           (8,610)          (21,052)           (24,334)

Interest income                                         140,371             3,023           261,653             51,906

Loss in operations of
  joint ventures                                       (334,825)          (83,130)         (792,103)          (287,880)

Other income                                                  -                 -             2,849              8,703
                                                 --------------    --------------    --------------     --------------

Income (loss) before income tax
  provision                                           1,065,937        (1,176,896)        2,897,131         (2,863,579)

Provision for income taxes                              (73,000)           (4,000)         (158,400)           (12,000)
                                                 --------------    --------------    --------------     --------------

Net income (loss)                                $       992,937   $   (1,180,896)   $    2,738,731     $   (2,875,579)
                                                 ===============   ==============    ==============     ==============

Basic earnings (loss) per share
   Weighted average shares outstanding               16,687,769        14,763,466        16,370,175         14,718,292
                                                 --------------    --------------    --------------     --------------

   Basic earnings (loss) per share               $          .06    $         (.08)   $          .17     $         (.20)
                                                 ==============    ==============    ==============     ==============

Diluted earnings (loss) per share
  Weighted average shares outstanding                18,559,698        14,763,466        18,343,191         14,718,292
                                                 --------------    --------------    --------------     --------------

  Diluted earnings (loss) per share              $          .05    $         (.08)   $          .15     $         (.20)
                                                 ==============    ==============    ==============     ==============


                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (Unaudited)




                                                 For the Three      For the Three      For the Nine       For the Nine
                                                 Months Ended       Months Ended       Months Ended       Months Ended
                                                August 31, 2005    August 31, 2004    August 31, 2005    August 31, 2004
                                                 --------------     --------------     --------------     --------------
Net income (loss)                                $      992,937     $   (1,180,896)    $    2,738,731     $   (2,875,579)

Other comprehensive income
  Unrealized loss on securities
    available for sale
                                                         (5,348)            (7,309)           (19,135)           (11,217)

Less: reclassification adjustment for
  (gains) losses included in net income
  (loss)                                                      -            (11,995)             6,584              8,914
                                                 --------------     --------------     --------------     --------------

Comprehensive income (loss)                      $      987,589     $   (1,176,210)    $    2,726,180     $   (2,877,882)
                                                 ==============     ==============     ==============     ==============


                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Nine Months Ended August 31, 2005
                                                           (Unaudited)


                                                                                      Accumulated  Common Stock Held
                                       Common Stock                                      Other        in Treasury
                                   -------------------     Paid-in      Accumulated  Comprehensive -----------------
                                     Shares     Amount     Capital        Deficit       Income     Shares    Amount       Total
                                   ----------  -------   -----------   ------------    ---------   ------   --------  -------------
Balance - November 30, 2004        15,150,054  $15,150   $35,961,800   $(28,004,017)   $  (6,638)  22,000   $(75,625) $   7,890,670

Exercise of stock options and
  warrants                            200,326      200       664,167                                                        664,367

Issuance in connection with
  Directors Equity Plan                 2,545        3        28,229                                                         28,232

Amortization of non-employee
  stock options                                               49,167                                                         49,167

Issuance of common stock and
  investment rights through
  private placement for cash
  (net of expense)                  1,349,839    1,350    13,817,500                                                     13,818,850

Issuance of common stock in
  connection with acquisition          36,425       36       299,964                                                        300,000

Net income for the nine months
  ended August 31, 2005                                                   2,738,731                                       2,738,731

Change in unrealized holding
  losses on securities available
  for sale                                                                               (12,551)                           (12,551)
                                   ----------  -------   -----------   ------------    ---------   ------   --------  -------------

Balance - August 31, 2005          16,739,189  $16,739   $50,820,827   $(25,265,286)   $ (19,189)  22,000   $(75,625) $  25,477,466
                                   ----------  -------   -----------   ------------    ---------   ------   --------  -------------

                              See Accompanying Notes to Condensed Consolidated Financial Statemnts

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                            For the Nine           For the Nine
                                                                            Months Ended           Months Ended
                                                                           August 31, 2005       August 31, 2004
Cash flows from operating activities:
  Net income (loss)                                                        $    2,738,731        $   (2,875,579)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Loss on sale of investments                                                     6,584                 8,914
    Loss in operations of joint ventures                                          792,103               287,880
    Depreciation and amortization                                                 440,270               352,358
    Provision for loss on accounts receivable                                      18,800                     -
    Provision for slow-moving inventory                                             9,632                     -
    Stock compensation expense                                                     28,232                20,439
    Amortization of non-employee stock options                                     49,167                40,150
    Amortization of bond discounts and premiums                                   (43,746)              109,460
    (Increase) decrease in
      Accounts receivable                                                      (1,415,094)               (4,123)
      Inventory                                                                    (7,463)                5,151
      Due from arbitration settlement                                            (500,000)                    -
      Prepaid expenses and other current assets                                    72,682               117,875
    Increase (decrease) in
      Accounts payable and accrued liabilities                                     77,174               333,260
      Contract billings in excess of revenues and deferred revenue              1,248,228              (966,571)
      Other, net                                                                  (32,485)               19,015
                                                                           --------------        --------------
     Total adjustments                                                            744,084               323,808
                                                                           --------------        --------------
     Net cash provided by (used in) operating activities                        3,482,815            (2,551,771)
                                                                           --------------        --------------

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                           6,121,012             9,039,860
  Purchases of securities available for sale                                  (24,609,606)           (5,765,567)
  Capital expenditures                                                           (394,494)             (589,098)
  Cash paid for acquisition                                                      (200,000)                    -
  Investment in joint venture                                                    (276,217)             (452,555)
                                                                           --------------        --------------
  Net cash (used in) provided by investing activities                         (19,359,305)            2,232,640
                                                                           --------------        --------------

Cash flows from financing activities:
  Payments for capital leases                                                    (103,122)              (99,758)
  Proceeds from issuance of common stock and investment rights                 13,818,850                     -
  Proceeds from issuance of common stock                                          664,367               420,712
                                                                           --------------        --------------
  Net cash provided by financing activities                                    14,380,095               320,954
                                                                           --------------        --------------

Net (decrease) increase in cash and cash equivalents                           (1,496,395)                1,823
Cash and cash equivalents at beginning of period                                3,292,571             1,638,271
                                                                           --------------        --------------

Cash and cash equivalents at end of period                                 $    1,796,176        $    1,640,094
                                                                           ==============        ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                               $       21,052        $       24,334
    Income taxes                                                                  160,190                     -

Non-cash investing activities:
  Issuance of 36,425 shares of common stock in connection
    with acquisition                                                       $      300,000        $            -


                      See Accompanying Notes to Condensed Consolidated Financial Statemnts

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries, Interactive Heart Management Corp. ("IHMC"), QMedCare, Inc. and Health E Monitoring Inc., and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2004.

Note 2 - Revenue Recognition-Disease Management

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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2005, based on information and data available, the Company has deferred approximately $2,501,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. During the three and nine months ended August 31, 2005, approximately 66% and 65% of disease management services, respectively, were derived from three customers that each comprised more than 10% of the Company's revenues.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 3 - Impairment of Intangible Assets


In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We amortize other identifiable intangible assets, such as acquired technologies, customer contracts, and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Future events could cause us to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Note 4 - Use of Estimates

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

Note 5 - Investments in Securities

Investment in securities available-for-sale as of August 31, 2005 were as follows:

                                                             Market       Unrealized
                                             Cost             Value       Gain (Loss)
                                          ------------    ------------   ------------
Corporate debt securities                 $ 13,222,477    $ 13,221,108   $     (1,369)
Certificate of deposits                        100,000          99,636           (364)
U.S. Government short term obligations       7,307,279       7,289,823        (17,456)
                                          ------------    ------------   ------------
                                          $ 20,629,756    $ 20,610,567   $    (19,189)
                                          ============    ============   ============

Note 6 - Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 7 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:
                                                  August 31,
                                                     2005         November 30,
                                                 (Unaudited)          2004
                                                ------------      ------------
          Raw materials (component parts)       $    117,886      $    120,533
          Finished units                              29,360            19,250
                                                ------------      ------------
               Total inventory                  $    147,246      $    139,783
          Reserve for slow moving inventory         (111,060)         (101,428)
                                                ------------      ------------
          Net inventory                         $     36,186      $     38,355
                                                ============      ============


Note 8 - Product Software Development Costs

During the three and nine months ended August 31, 2005, the Company capitalized approximately $187,000 and $333,000, respectively, in product software development costs. These costs are being amortized over a five-year useful life.

During the three months ended August 31, 2005 and 2004 amortization expense related to product software development costs was approximately $44,000 and $29,000, respectively. During the nine months ended August 31, 2005 and 2004 amortization expense related to product software development costs was approximately $123,000 and $88,000, respectively.

Note 9 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of August 31, 2005, the Company has recorded losses to date of approximately $1,569,000 bringing the investment in the joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The Company has a 33.33% interest in HealthSuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of August 31, 2005, the Company has recorded losses to date of approximately $136,000 bringing its investment in this joint venture to approximately $41,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46. Included in accounts receivable as of August 31, 2005 is approximately $1,121,000 due from this joint venture, of which $856,000 represents a withhold against performance guarantees.

Note 10 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                   August 31,
                                                      2005        November 30,
                                                   (Unaudited)         2004
                                                  -----------     -----------
         Account payable trade                    $   702,513     $   278,319
         Insurance premiums payable                    95,923          71,720
         Professional fees payable                    300,388         209,503
         Due to joint venture                         285,056         156,056
         Other accrued expenses - none in
           excess of 5% of current liabilities         96,144         101,636
                                                  -----------     -----------
                                                  $ 1,480,024     $   817,234
                                                  ===========     ===========

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 11 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of August 31, 2005 and November 30, 2004 there were $29,535 and $161,178 outstanding under these provisions, respectively.

Note 12 - Business Segment Information

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

Summarized financial information by operating segment for three and nine months ended August 31, 2005 and 2004, is as follows:

                                                            Three Months Ended August 31,
                                                                     (unaudited)
                                                         ------------------------------------
                                                               2005                  2004
                                                         ---------------      ---------------
         Revenue
            Disease management services                  $     5,457,173      $     3,205,583
            Medical equipment sales                               47,461               67,500
                                                         ---------------      ---------------
                                                         $     5,504,634      $     3,273,083
                                                         ===============      ===============

         Income (loss) before income taxes:
            Disease management services                  $     1,633,489      $      (477,823)
            Medical equipment sales                               (7,363)              28,577
                                                         ---------------      ---------------
         Total segments                                        1,626,126             (449,246)
         General corporate expenses - net                       (560,189)            (727,650)
                                                         ---------------      ---------------
                                                         $      1,065,937     $    (1,176,896)
                                                         ================     ===============

                                                             Nine Months Ended August 31,
                                                                      (unaudited)
                                                         ------------------------------------
                                                               2005                  2004
                                                         ---------------      ---------------
         Revenue
            Disease management services                  $    15,582,065      $    10,612,374
            Medical equipment sales                              140,952              178,410
                                                         ---------------      ---------------
                                                         $    15,723,017      $    10,790,784
                                                         ===============      ===============

         Income (loss) before income taxes:
            Disease management services                  $     4,782,190      $      (887,579)
            Medical equipment sales                                7,973               60,812
                                                         ---------------      ---------------
         Total segments                                        4,790,163             (826,767)
         General corporate expenses - net                     (1,893,032)          (2,036,812)
                                                         ---------------      ---------------
                                                         $     2,897,131      $    (2,863,579)
                                                         ===============      ===============

                                               9

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - Stock-Based Compensation

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

                                               Three Months Ended                          Nine Months Ended
                                     --------------------------------------      --------------------------------------
                                      August 31, 2005       August 31, 2004       August 31, 2005       August 31, 2004
                                     ----------------      ----------------      ----------------      ----------------
                                        (unaudited)           (unaudited)           (unaudited)           (unaudited)
    Net income (loss), as
      reported                       $        992,937      $     (1,180,896)     $      2,738,731      $     (2,875,579)

    Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related tax effects                     258,204               302,548               829,850               871,548
                                     ----------------      ----------------      ----------------      ----------------

    Pro forma net income (loss)      $        734,733      $     (1,483,444)     $      1,908,881      $     (3,747,127)
                                     ================      ================      ================      ================

    Weighted average common
     shares outstanding                    16,687,769            14,763,466            16,370,175            14,718,292

    Dilutive effect of stock
      options and warrants                  1,871,929                     -             1,973,016                     -
                                     ----------------      ----------------      ----------------      ----------------

    Diluted shares outstanding             18,559,698            14,763,466            18,343,191            14,718,292
                                     ================      ================      ================      ================

    Income (loss) per share:

    Basic, as reported               $            .06      $           (.08)     $            .17      $           (.20)
                                     ================      ================      ================      ================

    Diluted, as reported             $            .05      $           (.08)     $            .15      $           (.20)
                                     ================      ================      ================      ================

    Basic, pro forma                 $            .04      $           (.10)     $            .12      $           (.25)
                                     ================      ================      ================      ================

    Diluted, pro forma               $            .04      $           (.10)     $            .10      $           (.25)
                                     ================      ================      ================      ================

                                       10

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - Stock-Based Compensation - (continued)

Potentially dilutive options and warrants to purchase 1,901,740 and 2,151,053 shares of the common stock were outstanding for the three and nine months ending August 31, 2004, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 7,344 and 139,491 shares of common stock were outstanding as of August 31, 2005 and 2004, respectively, but were also not included in the computation of diluted earnings (loss) per share for the three months ended August 31, 2005 and 2004 and options to purchase 97,343 and 50,000 shares of common stock were outstanding as of August 31, 2005 and 2004, respectively, but were also not included in the computation of diluted earnings per share for the nine months ended August 31, 2005 and 2004 because the options exercise price was greater than the average market price of the common shares.

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

Note 14 - Line of Credit

In September 2001, the Company entered into a loan agreement with Wachovia Bank, National Association, formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expired on September 1, 2005. Management is currently in process of renewing this agreement. Borrowings under this line of credit were $-0- at August 31, 2005 and November 30, 2004.

Note 15 - Stockholders' Equity

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

Note 16 - Acquired Intangibles

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Acquired Intangibles - (continued)

                                                           August 31,
                                                              2005
                                                          (unaudited)
                                                       ---------------
          Covenant not to compete                      $       483,363
          Acquired technology                                   46,307
                                                       ---------------
          Total purchase price                         $       529,670
                                                       ===============

The costs of both the covenant not to compete and the acquired technology are being amortized over their useful life of 5 years. During the three and nine months ended August 31, 2005 amortization expense related to the covenant not to compete and developed technology was $26,483 and $39,725, respectively.

Note 17 - Commitments and Contingencies

Litigation
----------
On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC's arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee could have ranged between $0 and $2,300,000 and was contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the insurer, Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001 on June 15, 2004. The advance payment, and any subsequent payment, were subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

The dispute with Centre over the insurance coverage on all of the relevant Regence disease management plans, for which coverage was purchased, was the subject of an arbitration proceeding. Initially, the Company sued Centre over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre.

On August 18, 2005, HeartMasters LLC and The Regence Group entered into a settlement agreement with Centre, resolving the dispute. The settlement resulted in the elimination of any further contingent liability for the Company, under the guarantee to Regence. The Company received $500,000 on September 15, 2005, which has been reflected as revenue for the period ended August 31, 2005.

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 17 - Commitments and Contingencies - (continued)

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of August 31, 2005 total open commitments under these purchase orders are approximately $292,000.

Note 18 - Recently Issued Accounting Standards

Share-Based Payment
-------------------
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) on December 1, 2005 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We cannot predict the impact of adopting Statement 123(R) at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 13 to our consolidated financial statements.

Exchange of Nonmonetary Assets
------------------------------
In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("Statement No. 153"). Statement No. 153 is effective for nonmonetary asset exchanges occurring in our fiscal quarter beginning September 1, 2005. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans, governments and private companies. The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans, government organizations and employer groups in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease, stroke, heart failure, hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to aid health care physicians in the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost. As of August 31, 2005, we had 2 contracts to provide these services to two Medicare demonstration projects and 12 licensed health plans in 11 states covering approximately 1.1 million health plan members.

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

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended August 31, 2005. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following estimates to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: (1) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; (2) we recognize the performance - based portion of the monthly fees based on indicators of performance to date in the contract year; and (3) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

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

During the three and nine months ended August 31, 2005, approximately 66% and 65% of disease management services, respectively, were derived from three customers that each comprised more than 10% of the Company's revenues.

Impairment of Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We amortize other identifiable intangible assets, such as acquired technologies, customer contracts, and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Future events could cause us to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                              For the         For the
                                                                                               Three           Nine
                                                                                               Months         Months
                               For the Three Months Ended         For the Nine Months           Ended         Ended
                                       August 31,                  Ended August 31,            August 31,    August 31,
                                      (unaudited)                    (unaudited)             (unaudited)    (unaudited)
                             --------------------------   ----------------------------     -------------   -------------
                                                                                              2005 vs.        2005 vs.
                                2005            2004          2005             2004            2004            2004
                             ------------   -----------    -----------     -----------     -------------   -------------
Revenue                        100.0  %        100.0  %       100.0  %         100.0  %        68.2  %          45.7   %
Cost of revenue                 33.2            72.7           35.0             65.5          (23.2)           (22.2)
                              ---------        -------        --------       --------
Gross Profit                    66.8            27.3           65.0             34.5          311.8            174.9
Selling general and
 administrative                 37.5            54.1           37.2             52.1           16.4              4.1
Research and development         6.3             6.4            5.9              6.6           66.2             30.7
                              ---------        -------        --------       --------
Income (loss) from
 operations                     23.0           (33.2)          21.9            (24.2)            *                *
Interest expense                (0.1)           (0.3)          (0.1)            (0.2)         (19.1)           (13.5)
Interest income, net             2.5             0.1            1.6              0.5         4543.6            404.1
Loss on operations of joint
 venture                        (6.1)           (2.5)          (5.0)            (2.7)         302.8            175.2
Other income                      -               -              -               0.1             *                *
                              ---------        -------        --------       --------

Income (loss) before tax
 (provision) benefit            19.3           (36.0)          18.4            (26.5)            *                *
Income tax (provision)
 benefit                        (1.3)           (0.1)          (1.0)            (0.1)        1725.0           1220.0
                              ---------        -------        --------       --------
Net income (loss)               18.0           (36.1)          17.4            (26.6)            *               *
                              =========        =======        ========       ========

* Not meaningful

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31,
2004

Revenue for the three months ended August 31, 2005 increased approximately $2.2 million or 68.2% over the three months ended August 31, 2004. This increase is attributable to (i) an increase of approximately $1.0 million of revenue related to the increase in enrollment in four contracts entered into during the first six months of fiscal year 2004 and one new contract entered into since August 31, 2004; (ii) the recognition of approximately $260,000 of revenue related to increased enrollment in existing contracts; (iii) an increase in revenue of $500,000 representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; and (iv) the recognition of a $750,000 reserve in the third quarter of fiscal year 2004 as a result of the reconciliation process for one of our smaller health plans that indicated reductions in utilization as well as gross savings. These increases were offset by a reduction in revenue of approximately $260,000 related to the termination of one disease management program.

Gross profit margins for the three months ended August 31, 2005 increased to 66.8% from 27.3% for the three months ended August 31, 2004. This increase is related to (i) an increase in revenue attributable to an increase in enrollment in contracts entered into in fiscal year 2004 (while direct costs associated with the initial implementation costs on these contracts were incurred in fiscal year 2004), the incremental costs associated with the increased enrollment in fiscal year 2005 were not as significant as the initial implementation costs incurred in fiscal year 2004; (ii) an increase in revenue in fiscal year 2005 of $500,000, without a corresponding decrease in costs, representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; and (iii) approximately $480,000 of labor and related cost reductions associated with efficiencies related to enhancements in our programs. The increase in gross profit margins was offset by an increase of approximately $138,000 related to the outsourcing of certain call center services for our disease management programs.

Selling, general and administrative expenses for the three months ended August 31, 2005 increased by approximately $290,000 over the three months ended August 31, 2004. The increase was attributable to (i) an increase of approximately $100,000 in salaries primarily related to two new executives for QMedCare, Inc. and Health E Monitoring, Inc.; (ii) an increase of $112,000 of legal fees related to general corporate matters and (iii) an increase in depreciation and amortization of $45,000 primarily attributable to the intangibles associated with the acquisition of Health E Monitoring in the second quarter of fiscal year 2005. Included within selling, general and administrative expenses for the three months ended August 31, 2005 was approximately $154,000 of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota. We anticipate enrollment of the first SNP patient in early 2006. Additionally, approximately $156,000 of costs for the three months ended August 31, 2005, of which $128,000 was included within selling, general and administrative expenses, were incurred as implementation costs of Health E Monitoring Inc. We anticipate recording revenue from Health E Monitoring, Inc. in the fourth quarter of fiscal year 2005. We expect to continue to incur implementation costs for both QMedCare Inc. and Health E Monitoring Inc. during the remainder of fiscal year 2005 and into early fiscal year 2006 and anticipate these costs to increase during this time period. These increases were offset by a decrease of approximately $46,000 in commissions relating to a contract that was executed in the third quarter of fiscal year 2004.

Research and development expenses for the three months ended August 31, 2005 increased approximately $138,000 or 66.2% over the three months ended August 31, 2004. Our accounting policies are to capitalize certain costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. During the first quarter of fiscal year 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for the increase during the three months ended August 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the three months ended was approximately $140,000 as compared to $3,000 for the three months ended August 31, 2004. This increase is attributable to the investment of the funds that were primarily generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations.

Loss on operations of joint ventures for the three months ended August 31, 2005 increased approximately $252,000 over the three months ended August 31, 2004. The expense for the three months ended August 31, 2005 primarily represents legal fees for the arbitration and settlement with The Regence Group and Centre Insurance and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Nine Months Ended August 31, 2005 Compared to Nine Months Ended August 31, 2004

Revenue for the nine months ended August 31, 2005 increased approximately $4.9 million or 45.7% over the nine months ended August 31, 2004. This increase is attributable to (i) an increase of approximately $4.9 million of revenue related to the increase in enrollment in four contracts entered into during the first six months of fiscal year 2004 and one new contract entered into since August 31, 2004; (ii) the recognition of approximately $235,000 of revenue related to a bonus earned and the previously deferred revenue under a contract with a customer in Ohio; (iii) an increase in revenue of $500,000 representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iv) a reduction of revenue in fiscal year 2004 of approximately $353,000 representing an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; and (v) a $560,000 reserve established in fiscal year 2004 as a result of the reconciliation process for one of our smaller health plans that indicated reductions in utilization as well as gross savings. These increases were offset by a reduction in revenue of approximately

$1.6 million related to market exits and reductions in membership under existing disease management programs and the termination of one disease management program.

Gross profit margins for the nine months ended August 31, 2005 increased to 65% from 34.5% for the nine months ended August 31, 2004. This increase is related to (i) an increase in revenue attributable to an increase in enrollment in contracts entered into in fiscal year 2004 (while direct costs associated with the initial implementation costs on these contracts were incurred in fiscal year
2004), the incremental costs associated with the increased enrollment in fiscal year 2005 were not as significant as the initial implementation costs incurred in fiscal year 2004); (ii) an increase in revenue in fiscal year 2005 of $500,000, without a corresponding decrease in costs, representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iii) a decrease in revenue in fiscal year 2004 of approximately $353,000, without a corresponding decrease in costs, which represented an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; (iv) the recognition of approximately $235,000 of revenue, without a corresponding increase in costs, related to a bonus earned and the recognition of previously deferred revenue under a contract with a customer in Ohio; and (v) approximately $1.5 million in labor and related cost reductions associated with efficiencies related to enhancements in our programs. The increase in gross profit margins was offset by an increase of approximately $145,000 related to the outsourcing of certain call center services and $90,000 in equipment costs for our disease management programs.

Selling, general and administrative expenses for the nine months ended August 31, 2005 increased by approximately $231,000 over the nine months ended August 31, 2004. The increase was attributable to (i) an increase of approximately $230,000 in salaries primarily related to two new executives for QmedCare, Inc. and Health E Monitoring, Inc.; (ii) a $96,000 increase in consulting services;
(iii) a $94,000 increase in depreciation and amortization primarily attributable to the intangibles associated with the acquisition of Health E Monitoing in the second quarter of fiscal year 2005; and (iv) a $98,000 increase in accounting fees for compliance services. These increases were offset by a decrease of approximately $194,000 in commissions related to new contracts with health plans entered into in fiscal year 2004 and a decrease in insurance costs of $68,000. Included within selling, general and administrative expenses was approximately $415,000 of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota. We anticipate enrollment of the first SNP patient in early 2006. Additionally, approximately $204,000 of costs, of which $176,000 were included within selling, general and administrative expenses, were incurred as implementation costs of Health E Monitoring Inc. We anticipate recording revenue from Health E Monitoring, Inc. in the fourth quarter of fiscal year 2005. We expect to continue to incur implementation costs for both QMed Care Inc. and Health E Monitoring Inc. for the remainder of fiscal year 2005 and into early fiscal year 2006 and anticipate these costs to increase during this time period.

Research and development expenses for the nine months ended August 31, 2005 increased approximately $217,000 or 30.7% over the nine months ended August 31, 2004. Our accounting policies are to capitalize certain costs during development and amortize them upon implementation. Subsequent to implementation any further costs (ie. maintenance costs) are expenses as incurred. During the first quarter of fiscal year 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for the increase. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the nine months ended was approximately $262,000 as compared to $52,000 for the nine months ended August 31, 2004. This increase is attributable to the investment of the funds that were primarily generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations.

Loss on operations of joint ventures for the nine months ended August 31, 2005 increased approximately $504,000 over the nine months ended August 31, 2004. The expense for the nine months ended August 31, 2005 primarily represents legal fees for the arbitration and settlement with The Regence Group and Centre Insurance and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $47,300,000 less applicable expenses.

We had working capital of approximately $22.4 million at August 31, 2005 compared to approximately $5.8 million at November 30, 2004 and ratios of current assets to current liabilities of 5.8:1 as of August 31, 2005 and 3.1:1 as of November 30, 2004. The working capital increase of approximately $16.6 million was due to two private placement equity transactions during the first half of fiscal year 2005, whereby the company sold common stock for approximately $13.8 million, net of expenses, proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $0.7 million and cash flow from operations of approximately $3.5 million. These increases were offset by an increase in the deferred revenue of approximately $1.2 million, cash payment on purchase of Health E Monitoring Inc. of $0.2 million, funding of joint ventures of approximately $0.3 million, payments under capital leases of $0.1 million and other capital expenditures of $0.4 million. In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and expires on September 1, 2005. Management is currently in process of renewing this agreement. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2005, no debt was outstanding and the entire $1,000,000 was available under this credit line.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of August 31, 2005 in the periods indicated.

                Contractual
                Obligations                                            Payments Due by Period
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
                                               Total      Less than 1 year    1-3 years      4-5 years    After 5 years
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Long-Term Debt                           $           -  $            -    $            -  $          -  $           -
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Capital Lease Obligations                      279,000         152,000           127,000             -              -
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Operating Leases                               885,000         370,000           504,000        11,000              -
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Unconditional Purchase Obligations             292,000         292,000                 -             -              -
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Other Long-Term Obligations                    404,000         404,000                 -             -              -
  ---------------------------------------- -------------- ----------------- --------------- ------------- --------------
  Total Contractual Cash Obligations       $   1,860,000  $    1,218,000    $      631,000  $     11,000  $           -
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

Based on their evaluation as of August 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II.  Other Information

Item 1.  Legal Proceedings

         On March 28, 2003, HeartMasters LLC, a limited liability company 50% owned by our IHMC subsidiary, received a Demand for Arbitration before the American Arbitration Association for claims under certain terminated disease management agreements. The claims alleged breach of disease management agreements between Regence of Washington and Oregon and HeartMasters LLC. HeartMasters LLC also received a notice from a reinsurer, Centre, denying coverage for the Regence of Oregon HMO first year coverage period, asserting that an outside actuarial report concerning Regence's claims history and other information, which were considered by the reinsurer prior to issuance of coverage, contained "grossly incorrect data." HeartMasters LLC denied the claims of Regence and asserted counter claims. In addition, HeartMasters demanded payment of the insurance coverage. Regence had also asserted, informally, that the Company was or could have been liable for certain of these obligations, a claim the Company denied.

         On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC's arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee could have ranged between $0 and $2,300,000 and was contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the insurer, Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001 on June 15, 2004. The advance payment, and any subsequent payment, were subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

         The dispute with Centre over the insurance coverage on all of the relevant Regence disease management plans, for which coverage was purchased, was the subject of an arbitration proceeding. Initially, the Company sued Centre over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre.

         On August 18, 2005, HeartMasters LLC and The Regence Group entered into a settlement agreement with Centre, resolving the dispute. The settlement resulted in the elimination of any further contingent liability for the Company, under the guarantee to Regence. The Company received $500,000 on September 15, 2005.

         The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, management believes that their ultimate resolution, including any other amounts we may be required to pay will not have a material effect on the financial statements.

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


October 4, 2005                       QMed, Inc.



                                      By:  /s/ Michael W. Cox
                                         ---------------------------------------
                                         Michael W. Cox
                                         President and Chief Executive Officer



                                      By: /s/ William T. Schmitt, Jr.
                                         ---------------------------------------
                                         William T. Schmitt, Jr.
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer