Form 10-K
period 2005-11-30
QMED INC
filed 2006-02-13
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2005

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period from _______ to _______


                         Commission File Number: 0-11411

                                   QMED, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                               22-2468665
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

25 Christopher Way, Eatontown, New Jersey                              07724
--------------------------------------------                         ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (732) 544-5544

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to
   Section 12 (g) of the Act:               Common Stock, $.001 par value
                                            -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $122,910,747 on January 31, 2006, based on the last reported sales price of the registrant's common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, "affiliates" of the registrant.

As of January 31, 2006, there were 16,844,777 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


         Documents incorporated by reference:

         Document                                         Form 10-K Reference
         --------                                         -------------------

         Portions of the Registrant's Proxy Statement             III
         for its 2006 Annual Meeting (to be filed in definitive form within 120 days of the Registrant's Fiscal Year End)

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

General
--------------------------------------------------------------------------------

QMed(R), Inc. was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. Interactive Heart Management Corp. ("IHMC(R)") is a wholly owned subsidiary of QMed, which was incorporated in 1995. IHMC developed and often co-markets with QMed health care information and communication services to health plans and the government.

QMedCare, Inc. is a wholly owned subsidiary of QMed, Inc., which was incorporated in December 2004. This organization acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries.

In April 2005, QMed acquired 100% of the stock of Health e Monitoring, Inc.
(HeM). HeM will provide weight management and health promotion programs for employer groups, health insurance plans and individual consumers interested in weight management--ranging from the desire to maintain a healthy weight and lifestyle--to those concerned about more serious weight and health management issues.

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

QMed, Inc./IHMC

The services of QMed include "ohms|cvd(R)"(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to provide health care physicians with patient specific recommendations focused on the optimal use of "evidence based" medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost.

QMed, Inc is a technology formulated and fully interactive disease management company that synchronizes the latest scientific evidence to insure that the right care is received by patients all of the time. QMed is dedicated to improving clinical outcomes for individuals, providing decision support for physicians, and reducing costs for payors.

QMed also empowers individuals using tools such as health education, training in self-monitoring, and personalized coaching by trained professionals. In addition, timely, clinically validated, actionable "evidence based" information is provided to physicians to proactively prevent medical episodes that can result in unnecessary emergency room visits and hospitalizations. QMed has demonstrated results that our programs reduce hospitalizations and overall medical costs.

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

ohms|cvd Systems
--------------------------------------------------------------------------------

ohms|cvd is our medical "expert system" designed as a total disease management process for Heart Failure (HF), Coronary Artery Disease (CAD), Stroke, Diabetes and Diabetic cardiovascular complications, Hypertension, Hyperlipidemia and other co-morbidities utilizing "best practice" solutions in the management of these diseases and conditions. The entire system non-invasively and reliably quantifies the probable risk of a clinical event most significantly a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad(R) system, adding the capability to manage patients that have heart failure, diabetes, diabetic cardiovascular complications and the risk of stroke.

The systems produce clinical recommendations for physicians tailored to an individual patient. Significantly, each individual patient's medical history inclusive of co-morbidities, risk factor profile, current medication, and other relevant patient specific information are electronically entered into the systems' "best practices" database for primary and secondary prevention analysis and treatment.

The systems' centralized digital storage of each patient's iterative review affords continuous description and analysis of quantifiable results including:

         o        appropriateness of the risk stratification,
         o        proportion of patients assigned to various therapies,
         o        objective outcomes,
         o        interplay with pharmacy use, and pharmacy benefit managers,
         o        physician and patient compliance with evidence-based medicine.

Our expert medical system, ohms|cvd, is an active disease and care management process emphasizing a continuum of care, including modification of patient risk factors. Use of this system can result in important cost-effective improvements in diabetic care, coronary, cerebrovascular and heart failure events, improvements which have been verified by empirical health and cost outcomes. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes. Favorable outcomes increase our market share, decrease our economic risk and increase our product differentiation.

At November 30, 2005, we had contracts with the Center for Medicare and Medicaid Services and 11 health plans to provide disease management services in multiple health plan markets in 10 states. The number of members under contract was as follows:

At November 30,                          2005          2004           2003
---------------                          ----          ----           ----
Approximate members under contract    1,094,000      1,065,000      1,200,000

At November 30, 2005, of the approximately 1.1 million plan members under contract, we had approximately 800,000 commercial members and 300,000 Medicare Advantage members. During fiscal year 2006, we anticipate that we will have approximately 820,000 plan members under contract, which is comprised of approximately 800,000 commercial members and 20,000 Medicare Advantage members. The reduction in members under contract is related to the contract terminations with Alere Medical and the BIPA Medicare Disease Management Project (see

Medicare Demonstration Projects Section) that will occur at the end of December and February 2006, respectively. These contract terminations will result in a reduction of disease management revenue in fiscal 2006 of approximately $11.5 million.

Disease management contracts require sophisticated management information systems to enable us to manage the care of large populations of patients with certain chronic diseases such as CAD, stroke, diabetes, and heart failure, as well as certain other medical conditions. They also require us to assist in reporting outcomes and costs before and after our involvement with a health plan's enrollees. We have developed and continually expand and improve our systems, which we believe meet our information management needs for disease management. We have installed and utilize the systems for the benefit of enrollees in all of the health plans, which we contract as customers. The anticipated expansion and improvements in our information management systems will continue to require significant investments by us in information technology software, hardware and our information technology staff.

Medicare Demonstration Projects
--------------------------------------------------------------------------------

The Centers for Medicare and Medicaid Services ("CMS") selected us to participate in two demonstration projects:

         o        Medicare Coordinated Care Demonstration ("MCCD"); and
         o        BIPA Medicare Disease Management Demonstration

CMS is a federal agency within the U.S. Department of Health and Human Services. CMS runs the Medicare and Medicaid programs - two national health care programs that benefit millions of Americans. CMS, with the Departments of Labor and Treasury, helps millions of Americans and small companies get and keep health insurance coverage, and eliminate discrimination based on health status for people buying health insurance. CMS spends billions of dollars a year buying health care services for beneficiaries of Medicare, Medicaid and SCHIP. CMS among other things:

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

Medicare Coordinated Care Demonstration
---------------------------------------
In fiscal 2002, we received a contract award to participate in the Medicare MCCD project. Our ohms|cad program is the only one under this demonstration that will be evaluated specifically for management of CAD.

CMS designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee-for-service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS "... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program."

Under the award, we are implementing our ohms|cad disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California commenced in early 2002. As a result of our success in the initial enrollment stage of the project, CMS authorized doubling the patient base of the project with commensurate remuneration. This project was originally scheduled to end in January 2006 but has been extended by CMS through June 30, 2008.

BIPA Medicare Disease Management Demonstration
----------------------------------------------
On October 23, 2002, CMS selected QMed, Inc., PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. - operating jointly as "HeartPartners" - to participate in its BIPA Disease Management Demonstration Project.

The HeartPartners Program provides disease management services and a comprehensive tiered prescription drug plan for up to 15,000 chronically ill Medicare fee-for-service beneficiaries suffering from congestive heart failure. The program also addresses the significant co-morbidities of coronary artery disease and diabetes.

PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, QMed, Inc., and Alere Medical, Inc. were selected following a national competitive evaluation process. The HeartPartners program commenced in January 2004. PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, QMed, Inc., and Alere Medical, Inc, will operate HeartPartners under a single, coordinated management and operational construct.

PacifiCare Health Systems, Inc. notified CMS that PacifiCare intended to terminate this project not later than February 28, 2006 and CMS agreed to allow PacifiCare to terminate this contract effective February 28, 2006. This termination will result in a reduction in disease management revenue of approximately $3.5 million in fiscal year 2006.

QMedCare, Inc.
--------------------------------------------------------------------------------

As a result of the Medicare Modernization Act of 2003 (MMA), new business opportunities were created by the creation of Special Needs Plans for chronically ill Medicare beneficiaries. We have entered this market through our wholly owned subsidiary QMedCare, Inc. QmedCare, Inc. acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. QMedCare, Inc. leverages the considerable disease management capabilities of the parent company, QMed, Inc., in managing medical risk within a Medicare population.

QMedCare, Inc. is the sole investor in QMedCare Dakota, LLC, a company specifically formed to administer a Medicare Advantage Coordinated Care Special Needs Plan for DAKOTACARE, a large health maintenance organization in South Dakota. The Special Needs Plan will be marketed as HeartLine Plus and will provide exclusive health coverage for heart and stroke patients. This plan will be operated as a strategic alliance between QMedCare Dakota, LLC and DAKOTACARE. The goal of this alliance is to reduce disease complications, hospitalizations, and emergency room visits for members, and to improve their quality of life.

As part of its initiatives, QMedCare, Inc. is in the process of establishing a Captive Insurance Company in South Carolina.

Health e Monitoring, Inc.
--------------------------------------------------------------------------------

Health e Monitoring , Inc. (HeM) is a wholly owned subsidiary of QMed, Inc. In May of 2005, QMed, Inc. acquired HeM, a privately owned firm offering a comprehensive program for healthy weight and lifestyle management. This highly interactive program is designed for those individuals interested in weight and health management - ranging from the desire to maintain a healthy weight and lifestyle to those concerned about more serious weight and health issues such as bariatric surgery, diabetes and hypertension.

Its Health e Living program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. Whether one's goal is to gain better control over his or her weight or to enhance an established wellness routine, our program is personalized to the needs of each participant enrolled. This program provides a high level of personal touch and focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. Personal Health Coaches - Registered Dieticians, Interns and Para professionals - are assigned to individuals to motivate them, help them change the way they think about their health and ingrain new behaviors for healthy living.

In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a weight management program that will compliment HeM's existing comprehensive weight management program. We believe this will provide the necessary tools to enhance our ability to penetrate the marketplace.

Our goal is to assist individuals in developing lifestyle habits that lead to a more balanced way of life. We are committed to providing our participants with the tools, motivation and support needed to enhance their life's balance for living a long and healthy life.

Business Strategy
--------------------------------------------------------------------------------

Our strategy is to (1) develop additional contracts with CMS within the Special Needs Plans (SNP) provisions of the Medicare Modernization Act; (2) pursue a Company owned Health Maintenance Organization license; (3) pursue opportunities within the employer and consumer marketplace for our health and wellness, and weight management programs; (4) pursue strategic alliances with other health plans within the Special Needs Arena for patients suffering from chronic cardiovascular diseases; (5) pursue contract opportunities with new health plans to provide disease management services; (6) further develop and expand our disease management business within the existing customer base; (7) add disease states to our platform; and (8) pursue other opportunities within the healthcare industry. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management services. We anticipate that significant investments will continue to be made during fiscal 2006 in the development of our own HMO, our operation of an SNP in South Dakota, continued development of the Health e Monitoring programs and the associated information technology support for these initiatives. Many of these investments will be made prior to the realization of revenues from these initiatives. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

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

We have developed a comprehensive Medicare strategy, and we project that a large portion of our future business will be in contracts with the federal and state governments. In our current Medicare projects, our relationships with physicians have given us a key advantage in identifying patients for the projects. We will continue to promote these relationships, as they are critical to patient enrollment.

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

We believe we have competitive advantages because our clinical platform links the physician, patient and nurse to a coordinated plan of care therefore improving adherence to evidence-based medicine and reducing "gaps in care". We have a specialty field management team dedicated to working directly with physicians and their office staff to promote the benefits of our disease management program. The entire management system and its components are proprietary and patented. We have documented improvements, for a health plan customer, in its HEDIS (Health Plan Employer Data and Information Set) audit, a competitive advantage for each customer, and the financial and clinical outcomes for our programs. However, we cannot assure you that we can compete effectively with these other entities in the marketplace.

With the creation of the Special Needs Plans program, we expect there will be significant competition from existing HMO's and there may be new entries into this field.

Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources.

Consolidation has been, and may continue to be, an important factor in all aspects of the healthcare industry. We cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs.


Research and Development
--------------------------------------------------------------------------------

In fiscal 2005, 2004 and 2003, we expended approximately $1,323,000, $904,000, and $905,000 respectively, for research and development. During these years, research and development was primarily focused on the development of advanced algorithms which coordinate care more rigorously and cost-effectively, and systems which improve our patient out-reach capabilities.

We plan to continue to enhance our existing systems and products to support the new initiatives within our QMedCare and Health e Monitoring segments in anticipation of revenues from these segments in fiscal 2006.

Patent Protection and Proprietary Information

We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of our technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081), and Spain (Patent No. 547040). We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology began expiring in 2004.

The patent laws of foreign countries may differ from those of the United States as to the patentability of our products and, accordingly the degree of protection afforded by the pendency or issuance of foreign patents may be different than the protection afforded under corresponding United States patents. There can be no assurance that patents will be obtained in foreign jurisdictions with respect to our products or that the United States patents and any foreign patents will significantly protect or be commercially beneficial to us.

We do not intend to rely solely on patent protection for our proprietary technology. We also rely upon trade secrets, copyright protection, confidentiality agreements with employees, know-how, expertise, and lead-time to attain and maintain our competitive position. To the extent that we rely upon these measures, there can be no assurance that others might not independently develop similar technology or that secrecy will not be breached.

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

Internally, we work to ensure the safe handling of confidential data by employees by:

         o using individual user names and passwords for each employee handling electronic data; and
         o requiring each employee to sign an agreement to comply with all company policies including our policy regarding handling confidential information.

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

The cost of complying with our contractual privacy obligations has not, to date, had a material negative impact on our results of operations and financial condition. In 2005, health plans, most health-care providers and certain other entities were required to comply with federal security regulations issued pursuant to HIPAA, which require the use of administrative, physician, and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information.

FDA REGULATION. The Food and Drug Administration, or FDA, generally has the authority to regulate medical devices including computer applications when devices are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current services are subject to FDA regulation as medical devices, however, expansion of our application and service offerings could subject us to FDA regulation.

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

Regulations by the FDA, known as Good Manufacturing Practices ("GMP"), provide standards for manufacturing processes, facilities, and record-keeping requirements with which our contract manufacturers and we must also comply. We believe that the manufacturing and quality control procedures employed by us and our contract manufacturers meet the GMP requirements. If the FDA should determine that our monitors were not manufactured in accordance with GMP's, it has the authority to order us to cease production and could require us to recall products already sold by us. In addition, any facilities used to manufacture or assemble our products will be subject to inspection by the FDA at least biannually.

The FDCA is not the exclusive source of regulation of medical devices and, by its terms, allows state and local authorities to adopt more stringent regulations for medical devices.

REGULATION OF THE INTERNET. Laws and regulations applicable to communications or commerce over the Internet may be adopted covering user privacy, pricing, content, copyright, distribution, and characteristics and quality of products and services. In addition, some states or foreign countries could apply existing laws concerning issues such as property ownership, sales tax, libel, and personal privacy to transactions conducted over the Internet. Additional laws or regulations or application of laws to transactions over the Internet could require us to change our operations and/or increase our cost of doing business.

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

Insurance
--------------------------------------------------------------------------------

We maintain managed care errors and omissions, product liability, directors and officers, and general liability insurance for all of our locations and operations. While we believe our insurance policies to be adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance have increased significantly. There is no assurance that such insurance will continue to be available in adequate amounts or at reasonable costs. Our liability insurance coverage provides for certain deductible levels to be paid by us. We also maintain property and workers compensation insurance for each of our locations with commercial carriers on relatively standard commercial terms and conditions.

Employees
--------------------------------------------------------------------------------

We had 144 employees as of November 30, 2005, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant
--------------------------------------------------------------------------------

The following sets forth certain information concerning our executive officers as of January 31, 2006:

Officer                         Age    Position with the Company
-------                         ---    -------------------------

Michael W. Cox                   63    President, Chief Executive
                                       Officer and Director

Jane Murray                      43    Executive Vice President, Chief Operating
                                        Officer and Director

William T. Schmitt, Jr., CPA     45    Senior Vice President, Chief Financial
                                        Officer

Teri J. Kraf                     56    Senior Vice President, Health Management
                                        Services

John Siegel                      49    Senior Vice President, Sales

Robert Mosby                     59    Vice President, Strategy and Development

John W. Rohfritch                60    President - QMedCare, Inc.

K. Randall Burt                  50    President - Health e Monitoring, Inc.

Glenn J. Alexander, CPA          39    Controller and Principal Accounting
                                        Officer


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

On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee could have ranged between $0 and $2,300,000 and was contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the insurer, Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001 on June 15, 2004. The advance payment, and any subsequent payment, were subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

The dispute with Centre over the insurance coverage on all of the relevant Regence disease management plans, for which coverage was purchased, was the subject of an arbitration proceeding. Initially, the Company sued Centre over the nonpayment of the policies; the court determined that this must be resolved in the arbitration with Centre.

On August 18, 2005, HeartMasters LLC and The Regence Group entered into a settlement agreement with Centre, resolving the dispute. The settlement resulted in the elimination of any further contingent liability for the Company, under the guarantee to Regence. The Company received $500,000 on September 15, 2005, which has been reflected as revenue for the period ended November 30, 2005.

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give

Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

In the arbitration, Alere has counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company's claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys' fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages are sought by Alere in an unspecified amount stated to be in excess of $10,000. The Company removed Alere's State Court action to the United States District Court for the District of Nevada, where it is now pending. At this stage, management is unable to predict the outcome of this matter.

On January 30, 2006, the Company has filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has not yet responded to the complaint, and its time to counterclaim has not yet expired. The Company is unaware of any counterclaims that HCF might have under consideration. At this stage, management is unable to predict the outcome of this matter.

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

Fiscal Year Ended November 30, 2005                  High              Low
-----------------------------------                  ----              ---

First Quarter                                    $     14.08      $     8.76
Second Quarter                                         11.84            6.77
Third Quarter                                          11.02            7.23
Fourth Quarter                                         12.97            8.75

Fiscal Year Ended November 30, 2004                  High              Low
-----------------------------------                  ----              ---

First Quarter                                    $     12.59      $     9.65
Second Quarter                                         11.94            9.03
Third Quarter                                          10.21            7.57
Fourth Quarter                                         11.55            6.27

(b)      Approximate Number of Holders of Common Stock

As of January 31, 2006, the Company's common stock was held of record by 309 persons. Based upon requests from record holders for additional materials for our 2005 annual meeting, we believe that there are at least 3,500 beneficial holders of our common stock. On January 31, 2006, the closing price reported was $9.90.

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

(d)      Recent Sales of Unregistered Securities

See the Company's Form 8-K dated December 6, 2004 and Form 8-K dated February 15, 2005.

Item 6. Selected Financial Data.

                                                            For the Years Ended November 30,
                                                            --------------------------------
                                         2005              2004             2003           2002           2001
                                         ----              ----             ----           ----           ----
Results of Operations
Net revenue                           $ 22,146,496    $ 15,576,599    $ 12,899,361    $ 12,744,754    $  8,021,634

Cost of revenue                          7,510,894       8,878,104       6,726,867       5,607,563       3,300,526
                                      ------------    ------------    ------------    ------------    ------------
Gross profit                            14,635,602       6,698,495       6,172,494       7,137,191       4,721,108


Selling, general and
  administrative expenses                8,720,287       7,288,783       6,875,834       5,789,730       5,424,183
Research and development expenses        1,323,397         903,921         905,360         999,985         757,355
Litigation settlement                            -               -         230,000               -               -
                                      ------------    ------------    ------------    ------------    ------------
Income (Loss) from operations            4,591,918      (1,494,209)     (1,838,700)        347,476      (1,460,430)


Interest expense                           (27,294)        (33,874)        (25,595)         (9,173)        (16,517)
Interest income                            441,353          68,238          90,418         220,014         232,607
Loss in operations of joint
  venture                                 (847,830)       (502,027)       (362,499)        (47,500)        (42,500)
Other income                                 3,486           8,703               -         104,444          24,180
                                      ------------    ------------    ------------    ------------    ------------
Income (loss) before income tax
  benefit (provision)                    4,161,633      (1,953,169)     (2,136,376)        615,261      (1,262,660)

Gain on sale of state tax
  benefits                                 115,912         229,724               -         129,885         219,603
Provision for income taxes                (392,000)        (16,000)        (15,000)        (40,000)              -
                                      ------------    ------------    ------------    ------------    ------------
Net income (loss)                        3,885,545      (1,739,445)     (2,151,376)        705,146      (1,043,057)

Other comprehensive income (loss)

Unrealized (loss) gain on
  securities available for sale            (20,985)         (8,553)        (14,725)        (69,617)         32,513
Reclassification adjustment for
  loss (gain) included in net
  income                                     6,584           8,914          44,830         (59,598)              -
                                      ------------    ------------    ------------    ------------    ------------
Comprehensive income (loss)           $  3,871,144    $ (1,739,084)   $ (2,121,271)   $    575,931    $ (1,010,544)
                                      ============    ============    ============    ============    ============

Per Share Data

Net income (loss) per share
     Basic                            $       0.24    $       (.12)   $       (.15)   $        .05    $       (.08)
                                      ============    ============    ============    ============    ============
     Diluted                          $       0.21    $       (.12)   $       (.15)   $        .04    $       (.08)
                                      ============    ============    ============    ============    ============

Balance Sheet Data (at end of periods)

Working capital                       $ 23,915,273    $  5,819,350    $  6,151,367    $  6,718,300    $  5,749,732

Total assets                          $ 30,673,366    $ 10,837,477    $ 12,918,311    $ 12,163,181    $  8,167,511

Total liabilities                     $  3,652,080    $  2,946,807    $  5,870,129    $  3,295,191    $  1,472,990

Stockholders' equity                  $ 27,021,286    $  7,890,670    $  7,048,182    $  8,867,990    $  6,694,521

                                       18

Selected Quarterly Financial Data (Unaudited)


                                                              For the Quarters Ending 2005
                                                              ----------------------------
                                        February 28,      May 31,     August 31,       November 30,       Total
                                        ------------      -------     ----------       ------------       -----
Net revenue                            $ 4,755,486     $ 5,462,897   $ 5,504,634        $6,423,479   $  22,146,496
Gross profit                             2,934,000       3,612,376     3,677,321         4,411,905      14,635,602
Net income                                 874,803         870,991       992,937         1,146,814       3,885,545
Basic income per share                         .06             .05           .06               .07             .24
Diluted income per share                       .05             .05           .05               .06             .21
                                                             For the Quarters Ending 2004
                                                             ----------------------------
                                       February 29,       May 31,     August 31,       November 30,       Total
                                       ------------       -------     ----------       ------------       -----
Net revenue                            $ 3,792,820     $ 3,724,881   $ 3,273,083        $4,785,815   $  15,576,599
Gross profit                             1,791,622       1,033,936       892,907         2,980,030       6,698,495
Net (loss) income                         (262,414)     (1,432,269)   (1,180,896)        1,136,134      (1,739,445)
Basic (loss) income per share                 (.02)           (.10)         (.08)              .08            (.12)
Diluted (loss) income per share               (.02)           (.10)         (.08)              .07            (.12)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

         o our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;
         o our ability to execute new contracts for health plan disease management services;
         o the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
         o the timing and costs of implementation, and the effect of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act 2003;
         o our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;
         o the ability of our health plan customers to provide timely, complete and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts, and our accurate analysis of such data;
         o our ability to resolve favorably contract billing and interpretation issues with our health plan customers;
         o our ability to effectively integrate new technologies into our care management information technology platform;
         o our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our current and future operations and financing or insurance to support our performance in these operations;
         o unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with chronic conditions, including coronary artery disease ("CAD"), stroke, heart failure ("HF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;
         o        the impact of the introduction of new technologies;
         o the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;

         o our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
         o the impact of future state and federal healthcare legislation and regulations on our business;
         o the financial health of our customers and their willingness to purchase our services;
         o        the impact of litigation or arbitration;
         o our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;
         o our ability to develop new products and deliver outcomes on those products;
         o our ability to implement our strategy within expected cost estimates;
         o        general economic conditions

The Company will face additional risk factors in connection with the initiation of operations of QMedCare, Inc. These risk factors may include, but not be limited, to the following:

         o the risks inherent in starting a new venture including the incurring of significant start-up expenses, the time and number of enrollees in the Special Needs Plans, and the ability to achieve profitable operations;
         o the ability to maintain certain levels of equity (referred to as surplus) that may be required by state regulations;
         o the ability to maintain the Risk-Based Capital ratio (RBC ratio) as defined and utilized by the National Association of Insurance Commissioners (NAIC) to identify weakly capitalized companies by comparing each company's adjusted surplus to its required surplus (RBC ratio);
         o the ability to reasonably estimate appropriate medical claims reserves and related benefit expenses;
         o the ability to maintain regulatory compliance associated with governmental supervisory agencies including state health insurance, managed care and securities departments, which have the authority to grant, suspend and revoke licenses to transact business, regulate many aspects of the products and services offered, assess fines, penalties and/or sanctions, monitor our solvency and reserve adequacy and regulate our investment activities on the basis of quality, diversification and other quantitative criteria;
         o the ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company's and other health insurers flexibility to their underwriting and rating practices, particularly for small employer groups;

Overview
--------------------------------------------------------------------------------

We are a provider of disease management services to health plans and to the federal government through its Medicare program. Our disease management services are provided by QMed, Inc. and IHMC. Our services assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. We also, to a limited extent, manufacture and sell diagnostic medical equipment to primary care physicians.

Acquisitions and Recent Developments

QMedCare, Inc.

In December 2004 we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. The first of these products is being offered in South Dakota, beginning January 2006, as a Special Needs Plan for chronically ill Medicare recipients. QMedCare Inc. specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a large health maintenance organization in South Dakota. The Special Needs Plan will be marketed as HeartLine Plus and will provide exclusive health coverage for heart and stroke patients.

Health e Monitoring, Inc.

In April 2005, QMed acquired 100% of the stock of Health e Monitoring, Inc.
(HeM). HeM will provide weight management and health promotion programs for employer groups, health insurance plans and individual consumers interested in weight management--ranging from the desire to maintain a healthy weight and lifestyle--to those concerned about more serious weight and health management issues.

In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a weight management program that will compliment HeM's existing comprehensive weight management program. We believe this will provide the necessary tools to enhance our ability to penetrate the marketplace.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member's death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows:
1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance - based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of physician and patient participation levels, or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates.

The settlement process under a contract, which includes the settlement of any performance-based fees and involves reconciliation of health-care claims and clinical data, is generally not completed until after the end of the contract year. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company negotiates with the customer until agreement is reached with respect to identified issues.

During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues. The Company continues to anticipate a concentration of revenues from a limited number of customers in fiscal year 2006.

Subsequent to November 30, 2005, the PacifiCare contract and BIPA Medicare Demonstration Project were terminated and will result in a reduction in revenue of approximately $11.5 million.

Impairment of Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company amortizes other identifiable intangible assets, such as acquired technologies, customer contracts, and other intangibles, on the straight-line method over their estimated useful lives, except for trade names which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company also assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset's fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Future events could cause the Company to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

                                                                                                 Period-to-Period
                                                                                                    % Changes
                                                          % For Year Ended                     ---------------------
                                                            November 30,                        2005           2004
                                                            ------------                         vs.            vs.
                                                   2005          2004         2003              2004           2003
                                                   ----          ----         ----              ----           ----
Revenue                                           100.0%       100.0%         100.0%            42.2%          20.8%
Cost of revenue                                    33.9         57.0           52.1            (15.4)          32.0
Gross Profit                                       66.1         43.0           47.9            118.5            8.5
Selling, general and administrative                39.4         46.8           53.3             19.6            6.0
Research and development                            6.0          5.8            7.0             46.4           (0.2)
Litigation settlement                                -            -             1.8               *              *
Income (loss) from operations                      20.7         (9.6)         (14.3)              *              *
Interest expense                                   (0.1)        (0.2)          (0.2)           (19.4)          32.3
Interest income, net                                2.0          0.4            0.7            546.8          (24.5)
Loss on operations of joint venture                (3.8)        (3.2)          (2.8)              *              *
Other income                                         -           0.1            -                 *              *
Income (loss) before tax (provision) benefit       18.8        (12.5)         (16.6)              *            (8.6)
Gain on sale of tax benefit                         0.5          1.5            -                 *              *
Income tax (provision) benefit                     (1.8)        (0.1)          (0.1)         2,350.0            6.7
Net income (loss)                                  17.5        (11.2)         (16.7)              *           (19.1)

* Not meaningful

Fiscal 2005 Compared to Fiscal 2004
--------------------------------------------------------------------------------

Revenue for fiscal year 2005 increased approximately $6.6 million or 42.2% over fiscal year 2004. This increase is attributable to (i) an increase of approximately $5.7 million of revenue related to the increase in enrollment related to contracts entered into during fiscal year 2004; (ii) the recognition of approximately $1.4 million of previously deferred revenue and bonuses earned under contracts with HealthPartners, SummaCare and PacifiCare where performance measurements were achieved or surpassed; (iii) an increase in revenue of $500,000 representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iv) a reduction of revenue in fiscal year 2004 of approximately $353,000 representing an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; and (v) a reduction of $348,000 in revenue during fiscal year 2004 as a result of the reconciliation process for one of our smaller health plans. These increases were offset by a reduction in revenue of approximately $1.7 million from the termination of one disease management program, market exits and reductions in membership under existing disease management programs.

Subsequent to November 30, 2005, the PacifiCare contract and BIPA Medicare Demonstration Project were terminated and will result in a reduction in revenue in fiscal 2006 of approximately $11.5 million.

Gross profit margins for fiscal year 2005 increased to 66% from 43% for fiscal year 2004. This increase is related to (i) an increase in revenue attributable to an increase in enrollment in contracts entered into in fiscal year 2004 (while direct costs associated with the initial implementation costs on these contracts were incurred in fiscal year 2004, the incremental costs associated with the increased enrollment in fiscal year 2005 were not as significant as the initial implementation costs incurred in fiscal year 2004); (ii) an increase in revenue in fiscal year 2005 of $500,000, without a corresponding increase in costs, representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iii) a decrease in revenue in fiscal year 2004 of approximately $353,000, without a corresponding decrease in costs, which represented an increase in management's deferred revenue estimate in connection with its settlement with The Regence Group; (iv) the recognition of approximately $1.4 million of revenue, without a corresponding increase in costs, related to the recognition of previously deferred revenue and bonuses earned under contracts with HealthPartners, SummaCare and PacifiCare where performance measurements were achieved or surpassed; and (v) approximately $1.6 million in labor and related cost reductions associated with efficiencies related to enhancements in our programs. The increase in gross profit margins was offset by an increase of approximately $292,000 related to the outsourcing of certain call center services and $60,000 in equipment costs for our disease management programs. We expect a significant reduction in gross profits in fiscal year 2006 as a result of the reduction in revenue related to the termination of contracts and the increase in costs of sales as a result of the share-based payments required to be expensed under SFAS No. 123(R), "Shared-Based Payment."

Selling, general and administrative expenses for fiscal year 2005 increased by approximately $1.4 million or 19.6% over fiscal year 2004. The increase was attributable to (i) an increase of approximately $635,000 in salaries and related expenses primarily related to two new executives for QMedCare, Inc. and Health e Monitoring, Inc. and additional new hires throughout the Company; (ii) an increase of approximately $86,000 in travel expenses primarily related to business development for QMedCare, Inc. and Health e Monitoring, Inc. (ii) a $270,000 increase in consulting services; (iii) a $271,000 increase in advertising in connection with our SNP project in South Dakota; (iv) a $44,000 increase in costs associated with trade shows during fiscal year 2005; (v) a $157,000 increase in depreciation and amortization primarily attributable to the intangibles associated with the acquisition of Health e Monitoring, Inc. in the second quarter of fiscal year 2005 and Disease Management Technologies, Inc. in the fourth quarter of fiscal year 2005 and an increase in amortization of product software development; and (vi) a $199,000 increase in accounting and legal fees for compliance services. These increases were offset by a decrease of approximately $207,000 in commissions related to new contracts with health plans entered into in fiscal year 2004 and a decrease in insurance costs of $71,000. Included within selling, general and administrative expenses outlined above was approximately $1.1 million of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota and approximately $430,000 of costs were incurred as implementation costs of Health e Monitoring Inc. We expect to continue to incur implementation costs for both QMed Care Inc. and Health e Monitoring Inc. in fiscal year 2006 and anticipate these costs to increase during this time period.

Research and development expenses for fiscal year 2005 increased approximately $419,000 or 46.4% over fiscal year 2004. Our accounting policies are to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. During the first quarter of fiscal year 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for a portion of the increase in research and development expense. In addition, we incurred expenses in connection with the development of the Health e Monitoring, Inc. web-based wellness program. We continue to focus our efforts on the development of new advanced software programs, web-based applications, and tools to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 2-5 year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for fiscal year 2005 was approximately $441,000 as compared to approximately $68,000 for fiscal year 2004. This increase is attributable to the investment of the funds that were primarily generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations throughout fiscal year 2005.

Loss on operations of joint ventures for fiscal year 2005 increased approximately $346,000 over fiscal year 2004. The expense for fiscal year 2005 primarily represents legal fees for the arbitration and settlement with The Regence Group and Centre Insurance, and costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Our effective tax rate for fiscal year 2006 is 9.4%. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets and the sale of certain state tax benefits. Current period income tax expense represents federal and state tax liabilities attributable to the reported net income.

Fiscal 2004 Compared to Fiscal 2003
--------------------------------------------------------------------------------

Revenue for fiscal 2004 increased approximately $2.7 million or 20.8% over the fiscal 2003. This increase consists of approximately $4.9 million of additional revenue related to the execution of new contracts entered into during fiscal 2004. This increase was offset by a reduction in revenue of approximately $2.2 million representing (i) approximately $1.2 million related to market exits and reductions in membership under existing disease management programs, the termination of disease management programs under agreements with the Regence Group and with a customer in Oregon and (ii) a reduction of approximately $353,000 related to an increase in management's deferred revenue estimate related to its settlement with the Regence Group and $580,000 related to an increase in management's deferred revenue estimate from a contract with a customer in Oregon.

Gross profit margins for fiscal 2004 decreased to 43.0% from 47.9% for fiscal 2003. This decrease was primarily due to (i) a reduction of approximately $353,000 related to an increase in management's deferred revenue estimate related to its settlement with the Regence Group, (ii) $580,000 related to an increase in management's deferred revenue estimate with a customer in Oregon and
(iii) implementation costs associated with our expansion into new market places related to new contracts, including costs associated with one contract totaling approximately $800,000. Salaries, travel and other direct costs are all factors in the initial implementation related to any new markets and contracts. These direct costs as a percentage of revenue will decrease once a marketplace and contract matures and a significant number of members are enrolled.

Selling, general and administrative expenses for fiscal 2004 increased approximately $413,000 or 6.0% compared to fiscal 2003. The increase was primarily due to costs associated with compliance with the provisions under the Sarbanes-Oxley Act, of approximately $250,000, costs associated with negotiating and signing new disease management services contracts of approximately $247,000, and an increase in both executive and administrative staff of approximately $223,000. These increases were partially offset by the reduction of costs associated with the end of a lease on old corporate office space of approximately $226,000, and a reduction in insurance costs of approximately $94,000.

Research and development expenses for fiscal 2004 were flat compared to fiscal 2003. We continued to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 5-year useful life. We intend to continue to improve and expand the capabilities of the ohms|cvd system.

Loss on operations of joint ventures for fiscal 2004 increased to approximately $502,000 from $362,000 in 2003. The expense in 2004 primarily represents legal fees associated with the arbitration with the Regence Group and startup costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota. Loss on operations of joint venture for fiscal 2003 primarily represented legal fees associated with the arbitration with the Regence Group.

There was no cost of litigation settlements in 2004. In 2003, the litigation settlement expense of $230,000 represents costs associated with settlement of certain outstanding legal proceedings, which have either reached settlement during the period or have reached a point at which the outcome can be reasonably estimated.

Our effective tax rate for fiscal 2003 was a negative 1.0%. The difference in the Company's effective tax rate from the federal statutory rate was primarily due to a 100% valuation allowance provided for all deferred tax assets and the sale of certain state tax benefits. Current period income tax expense of $16,000 represented minimum state tax liabilities.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $47,600,000 less applicable expenses.

We had working capital of approximately $23.9 million at November 30, 2005 compared to approximately $5.8 million at November 30, 2004 and ratios of current assets to current liabilities of 8.2:1 as of November 30, 2005 and 3.1:1 as of November 30, 2004. The working capital increase of approximately $18.1 million was due to two private placement equity transactions during the first half of fiscal year 2005 whereby the company sold common stock for approximately $13.8 million net of expenses, proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $1.0 million, and cash flow from operations of approximately $5.4 million. These increases were offset by a cash payment for the purchase of Health e Monitoring, Inc. of $0.2 million, a cash payment for the purchase of the assets of Disease

Management Technologies, Inc. of $0.3 million, funding of joint ventures of approximately $0.9 million, payments under capital leases of $0.1 million, and other capital expenditures of $0.6 million.

In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and expires on September 1, 2006. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of November 30, 2005, no debt was outstanding and the entire $1,000,000 was available under this credit line. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company's captive insurance company in South Carolina.

In fiscal year 2006, we anticipate that we will expend cash to fund our current operations, fund our continuing implementation costs associated with our managed care and wellness segments, and for establishing and maintaining certain levels of capital reserves as required by regulatory agencies in connection with the operations of our insurance subsidiary.

Although we expect to incur these expenditures, we believe that our cash and investments, and availability under our credit line will be sufficient to fund our current level of growth and our existing and anticipated commitments. However, to the extent the expansion of our operations requires significant additional resources or certain other forms of financial guarantees, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments
--------------------------------------------------------------------------------

The following schedule summarizes our contractual cost obligations as of November 30, 2005 in the periods indicated.

                                                                     Payments Due by Period
                                       ----------------------------------------------------------------------------------
          Contractual                                                                                          After 5
          Obligations                       Total        Less than 1 year      1-3 years       4-5 years       years
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Long-Term Debt                             $         -       $         -         $        -     $        -     $        -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Capital Lease Obligations                      240,000           160,000             80,000              -              -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Operating Leases                               984,000           490,000            488,000          6,000              -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Unconditional Purchase Obligations             290,000           290,000                  -              -              -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Other Long-Term Obligations -
Employment Agreements                        1,582,000         1,354,000            228,000              -              -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------
Total Contractual Cash Obligations         $ 3,096,000       $ 2,294,000         $  796,000     $    6,000     $        -
-------------------------------------- ---------------- ------------------- ---------------- --------------- ------------

Risk Factors
--------------------------------------------------------------------------------

You should carefully consider each of the following risks and all of the other information set forth in this MD&A or elsewhere in the Form 10-K. These risks and other factors may affect forward-looking statements including those in this MD&A or made by the Company elsewhere, such as in investor calls or conference presentations. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into an actual event, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline materially.

Future Operating Results.

Future operating results, which reflect management's current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist activities, industry specific factors, and regulatory change.

New Business Segment - Special Needs Plans

We have entered a new business segment as the administrator for a Medicare Advantage Coordinated Care Special Needs Plan for DAKOTACARE, a large health maintenance organization in South Dakota. The Special Needs Plan will be marketed as HeartLine Plus and will provide exclusive health coverage for heart and stroke patients. Our Company will be faced with all of the risks of establishing a new business, including significant start up costs, uncertainty as to the timing and number of enrollees in the Plan, effectively managing health care costs, and ability to achieve and maintain profitable operations.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly revenue and operating results are dependent on the timing of contracts signed, and programs implemented during the quarter, which are difficult to forecast. In addition, a portion of our operating expenses is fixed in nature due to our revenue, research and development costs; to the extent that projected revenue does not meet forecast, these fixed cost would impact profitability.

We are in the process of implementing new information systems; problems with the redesign and implementation of these new systems could interfere with our operations.

We are in the process of implementing new information systems to enhance our current infrastructure in order to improve operating efficiency and expand the range of disease management services we offer. We may not be successful in implementing these new systems and transitioning data. As part of this effort, we are implementing software applications to manage our business operations. Failure to smoothly and successfully convert to this and/or other systems could temporarily interrupt our operations and adversely impact our ability to run the business. In addition, any failure or significant downtime in our new information systems could prevent us from efficiently implementing disease management programs, reconciling cost savings timely and accurately, and could harm our business.

If we do not introduce successful new disease management services in a timely manner, our services will become obsolete, and our operating results will suffer.

Our services are for industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products and services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

         o        properly identify customer needs,
         o innovate and develop new technologies, services and applications,
         o successfully commercialize new technologies in a timely manner,
         o        differentiate our offerings from our competitors' offerings,
         o        price our services competitively, and
         o anticipate our competitors' announcements of new products, services, or technological innovations.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive, and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Although the labor market has changed dramatically within the past year, and our attrition rate has dropped, there is still intense competition for certain highly technical specialties in geographic areas where we continue to recruit.

Acquisitions, strategic alliances, and joint ventures may result in financial results that are different than expected.

We engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of such transactions, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team, and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity would depend on a variety of factors, including:

         o        the retention of key employees,
         o the management of facilities and employees in separate geographic areas,
         o        the retention of key customers, and
         o the integration or coordination of different research and development, product manufacturing, and sales programs and facilities

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

Our businesses are subject to various significant federal, state, and local health and safety, health information disclosure, and labor regulations. These regulations are complex, change frequently, and have tended to become more stringent over time. We may be required to incur significant expenses in order to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations, or portions of our operations, or impositions of fines and restrictions on our ability to carry on or expand our operations.

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

Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a meaningful competitive advantage.

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

We depend on payments from CMS and health plans, and cost reductions within those entities may adversely affect our business and results of operations.

The healthcare industry in which we operate is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private sources as well as from the increasing underlying cost of medical care. We believe that these pressures will continue and possibly intensify. While we believe that our services are geared specifically to assist health plans and governmental agencies in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required for us to sign new contracts. In addition, this focus on cost reduction may result in increased focus from health plans on contract restructurings that reduce the fees paid to us for our services. There can be no assurance that these financial pressures will not have a negative impact on our operations.

Compliance with new federal and state legislation and regulation could adversely affect our results of operations or may require us to invest substantial amounts acquiring and implementing new information systems and/or modifying existing systems.

Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is one such example. We believe that our ability to obtain from health plans and CMS patient identifiable medical information for disease management purposes is protected in federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area, which prohibitively restricts the availability of certain critical information to us, would have a material negative impact on our disease management operations.

The disease management industry is a relatively new segment of the health-care industry and, as a result, experiences a lengthy sales cycle for new contracts.

The disease management industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as "disease management." The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at disease management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services; this generally results in a lengthy sales cycle for new health plan contracts. In addition, with the reduction in revenue of $11.5 million resulting from the termination of the PacifiCare contract and BIPA Medicare Demonstration Project, we continue to anticipate a concentration of revenues in fiscal 2006 resulting from a limited number of customers. Until we sign and implement additional health plan contracts, the loss or a downward restructuring of a contract would negatively and materially impact our results of operations and financial condition.

The disease management industry depends on effectively using information systems and the failure of these systems could adversely affect our business.

The disease management industry is dependent on the effective use of information technology. While we believe that our state-of-the-art technology provides us with a competitive advantage in the industry, we expect to continually invest in updating and expanding this technology and, in some cases, will be required to make systems investments in advance of the generation of revenues from contracts. In addition, these system requirements expose us to technology obsolescence risks. Accordingly, we amortize our computer software and hardware over three to five years.

We depend on the timely receipt of accurate data from our health plan customers and our accurate analysis of this data.

The measurement of our performance under our health plan contracts is highly dependent upon the timely receipt of accurate data from our health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control, and data analysis are intense and complex processes subject to error. Untimely, incomplete or inaccurate data from a customer or flawed analysis of such data could have a material adverse impact on our revenues from that contract.

Our revenue is subject to seasonal pressure resulting from the disenrollment process of our health plan clients.

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also periodically assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plan's decision to exit markets or non-renewal of contracts with its medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not, to date, had a material impact on the company's revenues or results of operations but could have such an effect in the future.

A potential seasonal impact on covered membership could be caused by a decision by a health plan to withdraw or expand coverage thereby automatically disenrolling previously covered members or enrolling new members, and/or would significant shifts in employer's participation in the plans.

Contract renewals

The disease management industry is relatively new; as such the renewal experience for these contracts is limited. No assurances can be given that results from contract restructurings and possible terminations at or prior to renewal would not have a material negative impact on our operations and financial condition.

Share prices of healthcare companies and our share price in particular may be volatile. The volatility may be influenced by the market's perceptions of the healthcare sector in general, or of other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control.

Health Care Regulation

General

The federal and state governments have adopted laws and regulations that govern our business activities in various ways. These laws and regulations restrict how we conduct our business and result in additional burdens and costs to us. Areas of governmental regulation include:

         o        Licensure
         o        Policy forms, including plan design and disclosures
         o        Premium rates and rating methodologies
         o        Underwriting rules and procedures
         o        Benefit mandates
         o        Eligibility requirements
         o        Service areas
         o        Market conduct
         o        Utilization review activities
         o Payment of claims, including timeliness and accuracy of payment
         o        Member rights and responsibilities
         o        Sales and marketing activities

         o        Quality assurance procedures
         o        Disclosure of medical and other information
         o        Provider rates of payment
         o        Surcharges on provider payments
         o        Provider contract forms
         o        Delegation of risk and other financial arrangements
         o        Producer licensing and compensation
         o        Financial condition (including reserves) and
         o        Corporate governance

These laws and regulations are different in each jurisdiction.

States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. To establish a new insurance company or an HMO in a state, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from state to state. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal.

Legislative and Regulatory Initiatives

There has been a continuing trend of increased health care regulation at both the federal and state levels. The federal government and many states have enacted or are considering additional legislation or regulation related to health care plans. Legislation, regulation, and initiatives relating to this trend include among other things, the following:

         o Amending or supplementing ERISA to impose greater requirements on the administration of employer-funded benefit plans or limit to the scope of current ERISA pre-emption, which would among other things expose health plans to expanded liability for punitive and other extra-contractual damages.

         o Imposing assessments on (or to be collected by) health plans or health carriers, such as assessments for insolvency, assessments for uninsured or high-risk pools, assessments for uncompensated care, or assessments to defray provider medical malpractice insurance costs.

         o Extending malpractice and other liability exposure for decisions made by health plans.

         o Mandating coverage for certain conditions and/or specified procedures, drugs, or devices (e.g. infertility treatment, experimental pharmaceuticals).

         o Mandating direct access to specialists for patients with chronic conditions, and direct access to OB/GYNs, chiropractors, or other practitioners.

         o Mandating expanded employer and consumer disclosures and notices.

         o        Mandating expanded coverage for emergency services.

         o Prohibiting or limiting certain types of financial arrangements with providers including, among other things, incentives based on utilization of services or various other performance metrics.

         o Imposing substantial penalties for failure to pay claims within specified time periods.

         o Regulating the composition of provider networks, as occurs with willing provider and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan).

         o        Imposing a fee schedule for out-of-network care.

         o Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts, and other horizontal restraints on competition.

         o        Restricting health plan claim and related procedures.

         o Requiring the application of treatment and financial parity between mental health benefits and medical benefits within the same health plan.

         o Extending benefits available to workers who lose their jobs and others who are uninsured.

         o        Mandating liberalized definitions of medical necessity.

         o Mandating internal and external grievance and appeal procedures (including expedited decision making and access to external claim review).

         o Enabling the creation of new types of health plans or health carriers, which in some instances would not be subject to the regulations or restrictions that govern our operations.

         o Allowing individuals and small groups to collectively purchase health care coverage without any other affiliations.

         o Imposing requirements and restrictions on operations of pharmacy benefit managers, including restricting or eliminating the use of formularies for prescription drugs.

         o Making health plans responsible for provider payments in the event of financial failure by a capitated physician group or other intermediary.

         o Creating or expanding state-sponsored health benefit purchasing pools, in which we might be required to participate.

         o Creating a single payer system where the government oversees or manages the provision of health care coverage.

         o        Imposing employer or individual health coverage mandates.

It is uncertain whether we can counter the potential adverse effects of such potential legislation or regulation, including whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs due to regulatory change.

We also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. Among other issues, the courts, including the U.S. Supreme Court and federal and state courts, continue to consider cases addressing the pre-emptive effect of ERISA on state laws. In general, limitations to this pre-emption have the effect of increasing our costs, liability exposures, or both. Legislative initiatives discussed above include proposals in the U.S. Congress to restrict the pre-emptive effect of ERISA and legislative activity in several states that, should it result in enacted legislation that is not preempted by ERISA, could increase our liability exposure and could result in greater state regulation of our operations.

Patients' Rights Legislation

Various state legislatures and the U.S. Congress continue to debate legislation containing various patient protection initiatives, including provisions that could expose the Company to unlimited economic damages and certain punitive damages, for making a determination denying benefits or for delaying members' receipt of benefits as a result of "medical necessity" or other coverage determinations. The Company cannot predict whether these measures will be enacted into law in 2006 or what form any such legislation might take.

ERISA

The provision of services to certain employee benefit plans including certain Health Care, Group Insurance and Large Case Pensions benefit plans, is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (the "DOL"). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third-party claims administration services for benefit plans.

DOL regulations under ERISA set standards for claim payment and member appeals along with associated notice and disclosure requirements. We have invested significant time and attention to compliance with these new standards, which represent an additional regulatory burden for us.

We face a wide range of risks, and our success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures.

Operating in a complex industry, we expect to encounter a variety of risks. The risks we face include, among other matters, the range of industry, competitive, regulatory, operational or external risks identified in this Risk Factor discussion. Failure to appropriately identify, manage and/or mitigate these risks can affect our profitability, our ability to retain or grow business, or, in the event of extreme circumstances, our financial condition or viability.

Our ability to forecast and manage health care costs affects profitability.

In the Special Needs Plan business segment, profitability depends in large part on accurately forecasting health care costs and on our ability to appropriately manage future health care costs through underwriting criteria, product design, negotiation of favorable provider contracts and medical management programs. The aging of the population and other demographic characteristics, and advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, the cost of prescription drugs and direct-to-consumer marketing by pharmaceutical companies, adverse selection, changes in the regulatory environment, health care provider or member fraud and numerous other factors affecting the cost of health care are beyond any health plan's control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations. The profitability of our business will depend on our ability to effectively manage health care costs for our chronically ill members. Total health care costs are affected by the number of individual services rendered and the cost of each service. Although we believe our disease management expertise will allow us to control costs effectively, inflation, regulations and other factors may cause actual costs to exceed estimates. These factors include, but are not limited to, increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, technology, new mandate benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. In addition, since we are just entering this managed care segment and are likely to have a low enrollment base in the early stages, we are potentially at financial risk from individuals who may incur abnormally high medical costs. Since a large portion of the premiums go to medical costs, relatively small differences between predicted and actual medical costs can result in significant changes in our financial results. There can be no assurance regarding the accuracy of medical cost projections assumed for pricing purposes and if the rate of increase in medical costs in 2006 were to exceed the levels of Medicare reimbursement, our results would be materially adversely affected.

We expect that management will need to focus simultaneously on multiple strategic and operational initiatives as we seek to further improve our financial performance, profitably grow our business, and differentiate our products and services; if we do not successfully implement these initiatives, or if these initiatives do not achieve their objectives, our results could be materially adversely affected.

Our operating earnings have significantly improved over the last year, however, in our next phase of development management will need to continue to focus on executing multiple strategic and operational projects and initiatives at the same time, including, among other things, new customer market approach, further improving the efficiency of operations, certain significant technology projects, further improving relations with health care providers, customer or provider contracting changes, or other business process improvements. The future performance of our business will depend in large part on our ability to design and implement these initiatives. If these initiatives do not achieve their objectives or result in increased medical costs, our results could be adversely affected. Refer to "Overview" for more information.

We would be adversely affected if there were a significant loss or significant shift in the type of our QMedCare insurance initiatives.

Failure to achieve profitable membership growth in our QMedCare insurance initiatives could materially adversely affect our results of operations.

Terrorism or the continued threat of terrorism, epidemics or other extreme events could materially increase Health Care utilization and pharmacy costs and Group Insurance life and disability claims, although we cannot predict whether any such increases will occur.

Terrorism can affect the U.S. economy in general, but also the healthcare industry and QMed specifically. Beyond obtaining coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from terrorism away from the Company. In particular, in the event of bioterrorism epidemics or other extreme events, we could face significant health care costs depending on the government's actions and the responsiveness of public health agencies and insurers.

Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear strategic information technology projects are currently in process.

We need to continue to improve our systems to meet current standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and customer demands. Our success is dependent in large part on maintaining the effectiveness of existing systems, on implementing improvements, and on continuing to develop and enhance information systems that support our business processes in a cost efficient manner.

In the future, we expect to hold reserves for expected claims, which are estimated. These estimates are highly judgmental; if actual claims exceed reserve estimates our results could be materially adversely affected.

Reserves will be established to reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. These reserves will be estimated periodically, and any resulting adjustments will be reflected in current-period operating results. These reserves will be based on a number of factors, including those derived from actuarial assumptions and analysis. We expect that a large portion of health care claims will typically not be submitted until after the end of the quarter in which services are rendered by providers to members. As a result, subject matter knowledge is used in this estimation process; considerable variability is inherent in such estimates, and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends (the rate of increase in medical costs). A worsening (or improvement) of medical cost trend or changes in claim payment patterns from assumptions used to estimate the reserves would cause such estimates to change in the near term, and such a change could be material.

Our profitability may be adversely affected if we are unable to contract with providers on favorable terms and otherwise maintain favorable provider relationships.

Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health benefits providers. This ability to contract is affected both by the rates for provider services, and by our provider payment and other provider relations practices. The sufficiency and quality of our networks of available providers is also an important factor when customers consider our products and services. The failure to maintain or to secure new cost-effective health care provider contracts may result in a loss in membership and/or higher medical costs.

We must demonstrate that our products and processes facilitates access by members to quality care delivered by their providers.

Failure to demonstrate that our products and processes (such as disease management programs, provider credentialing and other quality of care and information management initiatives) facilitate access by members to quality care by providers would adversely affect our ability to differ entiate our product and/or service offerings from those of competitors.

We outsource and obtain certain information technology systems or other services from independent third parties.

Although we will take steps to monitor and regulate the performance of independent third parties who provide services to us or to whom we delegate selected functions, these arrangements may make our operations vulnerable if those third parties fail to satisfy their obligations to us, whether because of our failure to adequately monitor and regulate their performance, changes in their own financial condition, or other matters outside our control. Certain legislative authorities have, in recent periods also discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase our costs.

Government payors can determine premiums.

In our government-funded health programs such as our SNP Project with DAKOTACARE in South Dakota, Medicare, the government payor determines the premium levels. If the government payor reduces the premium levels or increases premiums by less than our costs of service increase, and if we cannot offset these with supplemental premiums and changes in benefit plans, then we could be materially adversely affected.

Our future business activities will be highly regulated; further regulation could also materially adversely affect our business.

Our future business will be subject to extensive regulation and oversight by state and federal governmental authorities. The federal and many state governments have enacted and continue to consider legislative and regulatory changes related to health products. At this time, we are unable to predict the impact of future changes, although we anticipate that some of these measures, if enacted, could adversely affect health operations through:

         o        Affecting premium rates,
         o        Reducing our ability to manage medical costs,
         o        Increasing medical costs and operating expenses,
         o        Increasing our exposure to lawsuits,
         o        Regulating levels and permitted lines of business,
         o        Imposing financial assessments, and
         o        Regulating business practices.

Recently, there has been heightened review by regulators of the health care insurance industry's business practices; these include utilization management and claim payment practices as well as review of the general insurance industry's brokerage practices. These regulatory reviews could result in changes to or clarifications of our business practices, and also could result in material fines, penalties, or other sanctions. Our business also may be adversely impacted by judicial and regulatory decisions that expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA, or reduce the scope of ERISA pre-emption of state law claims.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

Any requirement to restate financial results in the event of inappropriate application of accounting principles;

Financial loss from inadequate insurance coverage due to self insurance levels or unavailability of coverage for credit or other reasons;

         o Failure of our processes to prevent and detect unethical conduct of employees;
         o A significant failure of internal controls over financial reporting;
         o Failure of our prevention and control systems related to employee compliance with internal policies;
         o Provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers; and

         o        Failure of Corporate Governance policies and procedures.

We undertake no obligation to update or revise any such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At November 30, 2005, the Company had no outstanding long-term debt. Although the Company's assets included approximately $4.1 million in cash and cash equivalents and approximately $19.3 million of securities with a maturity of generally less than one year at November 30, 2005, market rate risk associated with changing interest rates in the United States is not material. See also Note 2 of the Notes to Consolidated Financial Statements.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of November

30, 2005 has been audited by Amper, Politziner & Mattia P.C., an independent registered public accounting firm, as stated in their report which is included herein.

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

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

             Report of Independent Registered Public Accounting Firm

We have audited management's assessment, included in the accompanying Management's 2005 Annual Report on Internal Controls, that QMed, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on control criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2005 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended November 30, 2005 in our report dated January 27, 2006, in which we expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.
January 27, 2006
Edison, New Jersey

                           QMED, INC. AND SUBSIDIARIES

                               For the Years Ended
                           November 30, 2005 and 2004




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

Notes to Consolidated Financial Statements                           F-7 - F-29

             Report of Independent Registered Public Accounting Firm



Board of Directors
QMed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended November 30, 2005, 2004, and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QMed, Inc. and Subsidiaries as of November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended November 30, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of QMed, Inc. and Subsidiaries internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 27, 2006 expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.
Edison, New Jersey
January 27, 2006

                                                   QMED, INC. AND SUBSIDIARIES
                                                   Consolidated Balance Sheets
                                                          November 30,

                                                             Assets

                                                                                               2005                  2004
                                                                                               ----                  ----
Current assets
    Cash and cash equivalents                                                           $        4,051,046    $       3,292,571
    Investments in securities                                                                   19,348,503            2,097,362
    Accounts receivable, net of allowance for
     doubtful accounts of $76,518 and $52,690, respectively                                      3,377,495            2,750,507
    Inventory, net of reserve                                                                       30,887               38,355
    Prepaid expenses and other current assets                                                      411,608              440,620
                                                                                        ------------------    -----------------
                                                                                                27,219,539            8,619,415

Property and equipment, net                                                                      1,058,295            1,180,050
Product software development costs, net                                                          1,161,083              858,022
Accounts receivable, non-current                                                                   271,809                    -
Acquired intangibles, net                                                                          795,848                    -
Other assets                                                                                       128,794              132,136
Investment in joint ventures                                                                        37,998               47,854
                                                                                        ------------------    -----------------
                                                                                        $       30,673,366    $      10,837,477
                                                                                        ==================    =================

                                              Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                            $        1,577,385    $         817,234
    Leases payable, current portion                                                                146,483              119,757
    Accrued salaries and commissions                                                               721,792              416,382
    Fees reimbursable to health plans                                                               39,000              161,178
    Contract billings in excess of revenues                                                        744,743            1,245,862
    Deferred warranty revenue                                                                       12,253               23,652
    Income taxes payable                                                                            62,610               16,000
                                                                                        ------------------    -----------------
                                                                                                 3,304,266            2,800,065
Leases payable, long term                                                                           76,005              146,742
Contract billings in excess of revenue, long term                                                  271,809                    -
                                                                                        ------------------    -----------------
                                                                                                 3,652,080            2,946,807
                                                                                        ------------------    -----------------
Commitments and contingencies

Stockholders' equity
    Common stock, $.001 par value, 40,000,000 shares
     authorized, 16,804,846 and 15,150,054 shares issued
     16,782,846 and 15,128,054 outstanding, respectively                                            16,805               15,150
    Paid-in capital                                                                             51,219,617           35,961,800
    Accumulated deficit                                                                        (24,118,472)         (28,004,017)
    Accumulated other comprehensive income
      Unrealized losses on securities available for sale                                           (21,039)              (6,638)
                                                                                        -------------------   ------------------
                                                                                                27,096,911            7,966,295
    Less treasury stock at cost, 22,000 common shares                                              (75,625)             (75,625)
                                                                                        -------------------   -----------------
      Total stockholders' equity                                                                27,021,286            7,890,670
                                                                                        ------------------    -----------------
                                                                                        $       30,673,366    $      10,837,477
                                                                                        ==================    =================

                                  See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                For the Years Ended November 30,


                                                                       2005                   2004                 2003
                                                                       ----                   ----                 ----
Revenue                                                          $      22,146,496     $      15,576,599    $      12,899,361

Cost of revenue                                                          7,510,894             8,878,104            6,726,867
                                                                 -----------------     -----------------    -----------------

Gross profit                                                            14,635,602             6,698,495            6,172,494

Selling, general and administrative expenses                             8,720,287             7,288,783            6,875,834
Research and development expenses                                        1,323,397               903,921              905,360
Litigation settlement                                                            -                     -              230,000
                                                                 -----------------     -----------------    -----------------

Income (loss) from operations                                            4,591,918            (1,494,209)          (1,838,700)

Interest expense                                                           (27,294)              (33,874)             (25,595)
Interest income                                                            441,353                68,238               90,418
Loss in operations of joint ventures                                      (847,830)             (502,027)            (362,499)
Other income                                                                 3,486                 8,703                    -
                                                                 -----------------     -----------------    -----------------

Income (loss) before income tax benefit (provision)                      4,161,633            (1,953,169)          (2,136,376)

    Gain on sale of state tax benefits                                     115,912               229,724                    -
    Provision for income taxes                                            (392,000)              (16,000)             (15,000)
                                                                 -----------------     -----------------    -----------------

Net income (loss)                                                $       3,885,545     $      (1,739,445)   $      (2,151,376)
                                                                 =================     =================    =================

Basic income (loss) per share
    Weighted average shares outstanding                                 16,465,178            14,766,895           14,568,781
                                                                 =================     =================    =================

    Basic income (loss) per share                                $            0.24     $           (0.12)   $            (.15)
                                                                 =================     =================    =================

Diluted income (loss) per share
    Weighted average shares outstanding                                 18,457,101            14,766,895           14,568,781
                                                                 =================     =================    =================

    Diluted income (loss) per share                              $            0.21     $           (0.12)   $            (.15)
                                                                 =================     =================    =================

                          See accompanying notes to consolidated financial statements.

                                           QMED, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Comprehensive Income
                                         For the Years Ended November 30,


                                                                      2005             2004             2003
                                                                      ----             ----             ----
Net income (loss)                                              $    3,885,545   $   (1,739,445)   $   (2,151,376)

Other comprehensive (loss) income:
    Unrealized loss on securities
     available for sale                                               (20,985)          (8,553)          (14,725)

    Reclassification adjustment for losses
      included in net income (loss)                                     6,584            8,914            44,830
                                                               --------------   --------------    --------------

Comprehensive income (loss)                                    $    3,871,144   $   (1,739,084)   $   (2,121,271)
                                                               ==============   ==============    ==============


                           See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Equity
                                                For the Years Ended November 30,



                                                                                       Accumulated     Common Stock
                                         Common Stock                                     Other      Held in Treasury
                                    --------------------     Paid-in     Accumulated  Comprehensive  ----------------
                                      Shares      Amount     Capital        Deficit      Income      Shares   Amount       Total
                                    ----------   -------   -----------   ------------   --------     ------  --------   -----------
Balances - November 30, 2002        14,506,153   $14,506   $33,079,409   $(24,113,196)  $(37,104)    22,000  $(75,625)    8,867,990

 Exercise of stock options             119,401       119       247,581              -          -          -         -       247,700

 Issuance of common stock in
  connection with directors equity
  plan                                   1,830         2        12,811              -          -          -         -        12,813

 Amortization of non-employee stock
  options                                    -         -        40,950              -          -          -         -        40,950

 Net loss                                    -         -             -     (2,151,376)         -          -         -    (2,151,376)

 Unrealized holding gains on
  securities available for sale              -         -             -              -     30,105          -         -        30,105
                                    ----------   -------   -----------   ------------   --------     ------  --------   -----------

Balances - November 30, 2003        14,627,384    14,627    33,380,751    (26,264,572)    (6,999)    22,000   (75,625)    7,048,182

 Exercise of stock options and
  warrants                             220,639       220       508,833              -          -          -         -       509,053

 Issuance of common stock in
  connection with directors equity
  plan                                   3,524         4        28,433              -          -          -         -        28,437

 Amortization of non-employee stock
  options                                    -         -        55,775              -          -          -         -        55,775

 Issuance of common stock through
  private placement for cash, net
  of expenses                          298,507       299     1,988,008              -          -          -         -     1,988,307

 Net loss                                    -         -             -     (1,739,445)         -          -         -    (1,739,445)

 Unrealized holding gains on
  securities available for sale                                                              361          -         -           361
                                    ----------   -------   -----------   ------------   --------     ------  --------   -----------

Balances - November 30, 2004        15,150,054    15,150    35,961,800    (28,004,017)    (6,638)    22,000   (75,625)    7,890,670

 Exercise of stock options and
  warrants                             261,108       261       987,384              -          -          -         -       987,645

 Issuance of common stock in
  connection with directors equity
  plan                                   3,435         4        39,371              -          -          -         -        39,375

 Amortization of non-employee stock
  options                                    -         -        54,917              -          -          -         -        54,917

 Issuance of common stock through
  private placement for cash, net
  of expenses                        1,349,839     1,350    13,817,500              -          -          -         -    13,818,850

 Issuance of common stock in
  connection with asset purchase        40,410        40       351,645              -          -          -         -       351,685

 Tax benefit from stock option
  exercises                                  -         -         7,000              -          -          -         -         7,000

 Net income                                  -         -             -      3,885,545          -          -         -     3,885,545

 Unrealized holding losses on
  securities available for sale              -         -             -              -    (14,401)         -         -       (14,401)
                                    ----------   -------   -----------   ------------   --------     ------  --------   -----------

Balances - November 30, 2005        16,804,846   $16,805   $51,219,617   $(24,118,472)  $(21,039)    22,000  $(75,625)  $27,021,286
                                    ==========   =======   ===========   ============   ========     ======  ========   ===========

                                     See accompanying notes to consolidated financial statements.

                                                   QMED, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                For the Years Ended November 30,


                                                                               2005              2004               2003
                                                                               ----              ----               ----
Cash flows from operating activities
   Net income (loss)                                                     $    3,885,545    $   (1,739,445)   $   (2,151,376)
                                                                         --------------    --------------    --------------
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities
     Loss on sale of investments                                                  6,584             8,914            44,830
     Loss in operations of joint venture                                        847,830           502,027           362,499
     Depreciation and amortization                                              624,426           476,753           404,180
     Provision for loss on accounts receivable                                   57,153            51,850                 -
     Provision for slow moving inventory                                          9,632           101,428                 -
     Tax benefit from stock option exercises                                      7,000                 -                 -
     Stock compensation expense                                                  39,375            28,437            12,813
     Amortization of non-employee stock options                                  54,917            55,775            40,950
     Amortization of bond discounts and premiums                                (80,455)          116,260           100,921
     (Increase) decrease in
       Accounts receivable                                                     (955,950)       (1,487,336)       (2,586,479)
       Inventory                                                                 (2,164)            6,456            26,807
       Prepaid expenses and other current assets                                 29,012           (47,837)          326,576
     Increase (decrease) in
       Accounts payable and accrued liabilities                               1,064,588          (313,944)          205,905
       Contract billings in excess of revenues                                 (240,709)       (1,277,632)        2,202,333
       Other                                                                     41,089            21,194           (25,297)
                                                                         --------------    --------------    --------------
Total adjustments                                                             1,502,328        (1,757,655)        1,116,038
                                                                         --------------    --------------    --------------
                                                                              5,387,873        (3,497,100)       (1,035,338)
                                                                         --------------    --------------    --------------
Cash flows from investing activities
   Proceeds from sale of securities available for sale                       10,001,013         9,760,860        15,701,735
   Purchase of securities available for sale                                (27,192,684)       (5,769,210)      (15,157,716)
   Capital expenditures                                                        (148,311)         (106,331)         (158,865)
   Product development software expenditures                                   (477,200)         (534,726)          (79,118)
   Cash paid for acquisition                                                   (522,450)                -                 -
   Investment in joint venture                                                 (959,179)         (564,750)         (197,572)
                                                                         --------------    --------------    --------------
                                                                            (19,298,811)        2,785,843           108,464
                                                                         --------------    --------------    --------------
Cash flows from financing activities
   Proceeds from issuance of common stock
     and investment rights                                                   13,818,850         1,988,307                 -
   Proceeds from exercise of stock options
     and warrants                                                               987,645           509,053           247,700
   Payments on capital leases                                                  (137,082)         (131,803)          (65,678)
                                                                         --------------    --------------    --------------
                                                                             14,669,413         2,365,557           182,022
                                                                         --------------    --------------    --------------

Net change in cash and cash equivalents                                         758,475         1,654,300          (744,852)

Cash and cash equivalents - beginning                                         3,292,571         1,638,271         2,383,123
                                                                         --------------    --------------    --------------

Cash and cash equivalents - ending                                       $    4,051,046    $    3,292,571    $    1,638,271
                                                                         ==============    ==============    ==============

Cash paid during the period for:
   Interest                                                              $       27,294    $       33,874    $       25,469
   Income taxes                                                                 338,390             6,810            48,190

Non-cash investing activities:
   Capital leases entered into during the period                         $       93,071    $      280,410    $      100,642
   Issuance of 40,410 shares of common stock in
      connection with acquisition                                        $      351,685    $            -    $            -

                                  See accompanying notes to consolidated financial statements.

                           QMED, INC. AND SUBSIDIARIES
                          Notes to Financial Statements

Note 1 - Significant Accounting Policies

Nature of Business
------------------
QMed, Inc. (the "Company") operates in three industry segments: disease-management services, specialty managed care services and health and wellness programs. The Company and Interactive Heart Management Corp. ("IHMC"), a wholly owned subsidiary, provide disease management services to health plans nationwide. In 2005, the Company established QMedCare, Inc., a wholly owned subsidiary, to provide specialty managed care services to chronically ill Medicare recipients under a Special Needs Plan ("SNP") agreement with DAKOTACARE, an HMO in South Dakota, and also acquired Health e Monitoring, Inc., a wholly owned subsidiary, to provide wellness and weight management programs to employer groups, health plans and the consumer marketplace.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company, IHMC, QMedCare, Inc., Health e Monitoring, Inc. and the Company's majority-owned (83%) inactive subsidiary, Heart Map, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for financial statement purposes.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company restricts cash and cash equivalents to financial institutions with high credit standings.

Accounts Receivable
-------------------
Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Included in accounts receivable are unbilled balances totaling approximately $109,000 and $119,000 at November 30, 2005 and 2004, respectively.

Investments in Securities
-------------------------
The Company accounts for investments in securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this Statement, the Company's securities with a readily determinable fair value and which meet the definitions set forth in SFAS No. 115 have been classified as "available for sale" and are carried at fair value.. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income, net of income taxes.

Inventory
---------
Inventory consists of finished units, components and supplies, and is stated at the lower of cost (moving weighted-average method) or market.

Depreciation and Amortization
-----------------------------
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over a three to five-year period. Leasehold improvements are amortized on a straight-line basis over the term of the lease. Repair and maintenance costs are expensed, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Comprehensive Income
--------------------
Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

Financial Instruments
---------------------
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2005 and 2004, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2005 and 2004, based upon current rates for the same or similar instruments.

Product Software Development Costs
----------------------------------
The Company recognizes Product Software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed, which is between two to five years.

Impairment of Intangible Assets
-------------------------------
In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company amortizes other identifiable intangible assets, such as acquired technologies, customer contracts, and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company also assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset's fair

-------------------------------------------
value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Future events could cause the Company to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Contract Billings in Excess of Revenues
---------------------------------------
Contract billings in excess of revenues represent performance based fees subject to refund that the Company does not recognize in revenue because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

Revenue Recognition - Disease Management
----------------------------------------
The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled

----------------------------------------------------
"contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2005 and 2004, based on information and data available, the Company has deferred approximately $1,017,000 and $1,246,000 of revenue, respectively, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts.

During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from four health plans that each comprised more than 10% of the Company's revenues. During the fiscal year ended November 30, 2003, approximately 57% of disease management services were derived from two health plans that each comprised more than 10% of the Company's revenues.

Revenue Recognition - Medical Equipment
---------------------------------------
Revenue is recognized on equipment revenue when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to customers at the time of shipment. For the years ended November 30, 2005, 2004 and 2003, there have been deminimus sales returns or allowances.

During 2005, 2004 and 2003, the Company sold extended one-year service warranty contracts to customers. Revenue on one-year warranty contracts is recognized on a straight-line basis over the life of the contract.

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share is reported under SFAS No. 128 "Earnings per Share". The presentation of basic earnings per share is based upon weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based on average common shares outstanding during the period plus the dilutive effect of stock options and warrants outstanding.

Stock Based Compensation
------------------------
The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation -

------------------------------------
Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, no compensation expense has been recognized through November 30, 2005 in connection with the issuance of stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                          2005             2004              2003
                                                          ----             ----              ----
         Net income (loss), as reported            $  3,885,545       $ (1,739,445)   $ (2,151,376)

         Deduct: Total stock-based
         employee compensation
         expense determined under
         fair value based method for all
         awards, net of related tax
         effects                                     (1,251,561)        (1,231,601)       (887,469)
                                                   ------------       ------------    ------------

         Pro forma net income (loss)               $  2,633,984       $ (2,971,046)   $ (3,038,845)
                                                   ============       ============    ============

         Weighted average common
           shares outstanding                        16,465,178         14,766,895      14,568,781

         Dilutive effect of stock options and
         warrants                                     1,991,923                  -               -
                                                   ------------       ------------    ------------

         Diluted shares outstanding                   18,457,101        14,766,895       14,568,781
                                                   ============       ============    ============

         Income (loss) per share:

              Basic, as reported                   $       0.24       $       (.12)   $       (.15)
                                                   ============       ============    ============

              Basic, pro forma                     $       0.16       $       (.20)   $       (.21)
                                                   ============       ============    ============

              Diluted, as reported                 $       0.21       $       (.12)   $       (.15)
                                                   ============       ============    ============

              Diluted, pro forma                   $       0.14       $       (.20)   $       (.21)
                                                   ============       ============    ============

Potentially dilutive options and warrants to purchase 0, 2,021,696 and 1,792,896 shares of the common stock were outstanding as of November 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 6,562, 50,000, and 287,440 shares of common stock were outstanding as of November 30, 2005, 2004 and 2003, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares, and would have been anti-dilutive.

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                                     2005        2004       2003
                                                     ----        ----       ----
         Weighted Average
          fair value of options granted during
          the year                                  $9.92       $9.30     $ 4.47

         Risk-free interest rate                       5%          5%         5%
         Expected volatility                        65.8%       65.8%      68.4%
         Dividend yield                                 -           -          -
         Expected life                          5.5 years   5.5 years  5.5 years

See Note 14 for further discussion of the Company's stock options.

The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, the cost is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. There were no such instruments issued during fiscal years ended November 30, 2005, 2004 or 2003.

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

The Company adopted Statement 123(R) on December 1, 2005 using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.

-----------------------------------------
Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. However, uncertainties such as stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether future stock-based compensation expenses will be similar to the proforma expenses disclosed in Note 1 of the consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous accounting guidance. This requirement will reduce net operating cash flows and increase in net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $7,000 of such amounts in cash flow from operating activities for fiscal 2005.

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

Inventory costs
---------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. There will be no impact from the adoption of this statement.

Reclassifications
-----------------
Certain reclassifications have been made to prior period's financial statements in order to conform to the current year presentation.

Note 2 - Investments in Securities

Investments in securities available-for-sale as of November 30, 2005 and 2004 were as follows:
                                                       Market      Unrealized
                  2005                     Cost         Value      Gain (Loss)
                  ----                     ----         -----      -----------
         Corporate debt securities     $13,321,361   $13,318,203   $   (3,158)
         Certificate of deposits           100,000        99,678         (322)
         Government debt securities      5,948,181     5,930,622      (17,559)
                                       -----------   -----------   ----------
                                       $19,369,542   $19,348,503   $  (21,039)
                                       ===========   ===========   ==========

                                                       Market      Unrealized
                  2004                     Cost         Value      Gain (Loss)
                  ----                     ----         -----      -----------
         Corporate debt securities     $ 1,381,106   $ 1,378,014   $   (3,092)
         Certificate of deposits            84,726        84,153         (573)
         Government debt securities        638,168       635,195       (2,973)
                                       -----------   -----------   ----------
                                       $ 2,104,000   $ 2,097,362   $   (6,638)
                                       ===========   ===========   ==========

During the years ended November 30, 2005 and 2004, the Company sold available for sale securities for approximately $10,001,000 and $9,800,000, respectively, resulting in losses of approximately $6,600 and $9,000, respectively.

Note 3 - Inventory

                                                                    November 30,
                                                                    ------------
                                                                2005            2004
                                                                ----            ----
         Raw materials (component parts and supplies)      $   116,873     $   120,533
         Finished units                                         25,074          19,250
                                                           -----------     -----------
                  Total inventory                          $   141,947     $   139,783
         Reserve for slow moving inventory                    (111,060)       (101,428)
                                                           -----------     -----------
         Net inventory                                     $    30,887     $    38,355
                                                           ===========     ===========

Note 4 - Property and Equipment
                                                                     November 30,
                                                                     ------------
                                                                2005            2004
                                                                ----            ----
         Machinery and equipment                           $ 1,422,585     $ 1,422,585
         Loaner equipment                                      244,542         244,542
         Furniture and fixtures                              1,116,670       1,076,498
         Office equipment                                    1,742,867       1,524,747
         Leasehold improvements                                125,353         123,477
         Equipment held under capital leases                   428,592         447,378
                                                           -----------     -----------
                                                             5,080,609       4,839,227
         Less accumulated depreciation and amortization     (4,022,314)     (3,659,177)
                                                           -----------     -----------
         Property and equipment - net                      $ 1,058,295     $ 1,180,050
                                                           ===========     ===========

At November 30, 2005 and 2004, the equipment under the capital leases had net book values of approximately $295,000 and $340,000, respectively.

Depreciation expenses were approximately $363,000, $339,000 and $284,000 for 2005, 2004 and 2003, respectively.

Note 5 - Product Software Development Costs

During the years ended November 30, 2005 and 2004, the Company capitalized approximately $477,000 and $534,000 in product software development costs, respectively. These costs are amortized over their estimated useful life, between two to five years.

During the years ended November 30, 2005, 2004 and 2003, amortization costs related to product software development costs were approximately $174,000 and $119,000 and $100,000, respectively. Accumulated amortization was $615,279 and $441,778 at November 30, 2005 and 2004, respectively. Estimated amortization expense is $229,000, $269,000, $215,000, $197,000 and $140,000 for the next five fiscal years, respectively.

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

Note 7 - Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Health e Monitoring, Inc. ("HEM"). HEM has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 "Business Combinations," this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in fiscal 2006. Pursuant to FAS No. 141 the direct costs to acquire HEM have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable. The following table summarizes the estimated fair value of the assets acquired:

                                                           2005
                                                   -----------------
         Covenant not to compete                   $         483,363
         Acquired technology                                  46,307
                                                   -----------------
         Total purchase price                      $         529,670
                                                   =================

The costs of both the covenant not to compete and the acquired technology are being amortized over their useful life of 5 years. During the year ended November 30, 2005 amortization expense related to the covenant not to compete and developed technology was $60,420 and $5,788, respectively. Estimated amortization expense is $105,934 for each of the next four fiscal years and $39,725 for the year thereafter.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a weight management program that will compliment HeM's existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 "Business Combinations," this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in fiscal 2006. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable. The following table summarizes the estimated fair value of the assets acquired:

                                                           2005
                                                   -----------------
         Software and contents                     $         299,348
         Assembled workforce                                  45,117
                                                   -----------------
         Total purchase price                      $         344,465
                                                   =================

The costs of the software and contents are being amortized over their useful life of 5 years and the assembled workforce is being amortized over its useful life of 4 years. During the year ended November 30, 2005 amortization expense related to the software and contents and assembled workforce was $9,978 and $2,101, respectively. Estimated amortization expense is $71,149 for each of the next three fiscal years and $69,050 and $49,889 for the next two years thereafter.

Note 8 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of November 30, 2005, the Company has recorded losses to date of approximately $1,796,000 bringing the investment in joint venture to zero. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46.

The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

                                                      November 30,
                                                      ------------
                                                2005                  2004
                                                ----                  ----
         Balance Sheet
                  Current assets           $     27,454          $  2,423,505
                  Liabilities                    51,811             2,654,573
                                           ------------          ------------
                  Capital                  $    (24,357)         $   (231,068)
                                           ============          ============

         Statements of operations
                  Revenues                 $          -          $          -
                  Operating expenses            777,741               837,544
                                           ------------          ------------
                  Net loss                 $   (777,741)         $   (837,544)
                                           ============          ============

The Company has a 33.33% interest in Healthsuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of November 30, 2005, the Company has recorded losses to date of approximately $70,000 bringing its investment in this joint venture to approximately $38,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46. As of November 30, 2005, approximately $666,000 is due from this joint venture of which approximately $394,000 is included in accounts receivable and approximately $272,000 is included in non-current accounts receivable. As of November 30, 2004, approximately $512,000 was due from this joint venture and was included in accounts receivable.

The unaudited summary financial information for HSP as of and for the period ended November 30, is as follows:

                                                    2005               2004
                                                    ----               ----
         Balance Sheet
                  Assets                       $ 2,062,955         $   598,817
                  Liabilities                       14,461               4,050
                                               -----------         -----------
                  Capital                      $ 2,048,494         $   594,767
                                               ===========         ===========

         Statements of operations
                  Revenues                     $ 6,874,572         $ 4,815,770
                  Operating expenses             7,014,858           5,029,621
                                               -----------         -----------
                  Net loss                     $  (140,286)        $  (213,851)
                                               ===========         ===========

Note  9 - Accounts Payable and Accrued Liabilities

                                                          November 30,
                                                    2005               2004
                                                    ----               ----
         Accounts payable - trade              $ 1,010,163         $   278,319
         Insurance premiums payable                 58,867              71,720
         Professional fees payable                 305,080             209,503
         Other accrued expenses - none in
          excess of 5% of current liabilities      203,275             257,692
                                               -----------         -----------
                                               $ 1,577,385         $   817,234
                                               ===========         ===========

Note 10 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of November 30, 2005 and 2004, there was $39,000 and $161,178 outstanding under these provisions.

Note 11 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with Wachovia Bank, N.A., formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank's prime rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2006. Borrowings under this line of credit were $-0- at November 30, 2005 and 2004.

Note 12 - Capital Lease Obligations

The Company has entered into various capital leases for equipment expiring through April 2008, with aggregate monthly payments of approximately $11,500.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2005:

         For the Years Ending
              November 30,
                  2006                                            $   160,155
                  2007                                                 67,727
                  2008                                                 11,879
                                                                  -----------
                  Total minimum lease payments                        239,761
                  Less amount representing interest (8% - 10%)        (17,273)
                                                                  -----------
                  Present value of net minimum lease payments         222,488
                  Less current maturities                             146,483
                                                                  -----------
                  Long-term maturities                            $    76,005
                                                                  ===========

Note 13 - Income Taxes

Income tax expense (benefit) is made up of the following:

                                       2005             2004             2003
                                       ----             ----             ----

         Federal income tax         $    87,000      $         -      $        -
         State income tax               305,000           16,000          15,000
                                    -----------      -----------      ----------
         Total current              $   392,000      $    16,000      $   15,000
                                    ===========      ===========      ==========

The effective tax rate varied from the statutory rate as follows:

                                                  2005        2004        2003
                                                  ----        ----        ----

         Statutory federal income tax rate        34.0%       34.0%       34.0%
         State income tax, net of federal
          Benefit                                  2.3%       (0.6%)      (0.5%)

         Certain non-deductible expenses           0.5%       (1.6%)      (0.8%)
         Effect on net operating loss
           carryforward and valuation
           allowance                             (27.4%)     (32.8%)     (33.4%)
                                                 ------      ------      ------
                                                   9.4%       (1.0%)      (0.7%)
                                                 ======      ======      ======

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2005 and 2004, follow:

                                                                      November 30,
                                                                      ------------
                                                                 2005              2004
                                                                 ----              ----
         Current assets and liabilities
             Allowance for doubtful accounts                 $    31,000       $    21,000
             Inventory reserve                                    44,000            41,000
             Inventory overhead capitalization                     1,000            15,000
             Deferred warranties                                   5,000            10,000
                                                             -----------       -----------
                                                                  81,000            87,000
             Valuation allowance                                 (81,000)          (87,000)
                                                             -----------       -----------
         Net current deferred tax asset (liability)          $         -       $         -
                                                             ===========       ===========
                                                                      November 30,
                                                                      ------------
                                                                 2005              2004
                                                                 ----              ----
         Noncurrent assets and liabilities
             Depreciation and amortization                   $  (106,000)      $   (54,000)
             Investments                                         (26,000)          (48,000)
             Net operating loss carryforward                   7,999,000         9,829,000
             Research and development credit carryforward         82,000            82,000
             Alternative minimum tax credit carryforward          76,000                 -
             Stock compensation                                  123,000           123,000
             Capital loss carryforward                            18,000            18,000
                                                             -----------       -----------
                                                               8,166,000         9,950,000
             Valuation allowance                              (8,166,000)       (9,950,000)
                                                             -----------       -----------
         Net noncurrent deferred tax asset (liability)       $         -       $         -
                                                             ===========       ===========

The Company has cumulative pre-tax losses through fiscal 2004 for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. Given the recent terminated contracts and the start up costs associated with the new business segments, there can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $8,200,000 and $10,000,000 as of November 30, 2005 and 2004, respectively.

As of November 30, 2005, the Company has available the following federal net operating loss carryforwards for tax purposes of $20,802,000 beginning to expire in 2010.

The Company has net operating loss carryforwards for state tax purposes of approximately $15,855,000 expiring at various times from fiscal years ending 2006 through 2019. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

During the year ended November 30, 2005 the Company completed the sale of approximately $2,057,000 of its New Jersey net operating loss carryforwards and received approximately $116,000. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

During the year ended November 30, 2004 the Company completed the sale of approximately $2,900,000 of its New Jersey net operating loss carryforwards and received approximately $230,000. Proceeds from these transactions are recorded as a gain on sale of net state tax benefits.

Note 14 - Stockholders' Equity

Private Placement Equity Transactions
-------------------------------------
On October 21, 2004, the Company issued to Quest Diagnostics Venture LLC 298,507 shares of the Company's common stock for approximately $1,988,000, net of expenses.

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

2003 Outside Directors Equity Plan
----------------------------------
The Company has adopted an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company's Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company's common stock in lieu of cash, and 12,500, 12,500 and 10,000 options were issued to Directors during the years ended November 30, 2005, 2004 and 2003, respectively. 215,000 shares remain available for issuance under the plan at November 30, 2005.

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

Under the 1990, 1997 and 1999 plans, most options are exercisable in cumulative 33% increments after the first and each subsequent anniversary of the date of the grant. The incentive and nonqualifying stock options expire ten years after the date of the grant.

Options granted under all plans must be at a price per share not less than the fair-market value per share of common stock on the date the option is granted.

During the year ended November 30, 2000, the Company granted stock options to consultants in exchange for services. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting period for these options is three years. The value of these options was approximately $90,000 and was amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2005, 2004 and 2003 was approximately $0, $0 and $15,000, respectively.

During the years ended November 30, 2005, 2004 and 2003, the Company granted stock options to certain board members. The fair value of these options was estimated at the date of the grant, which was determined to be the measurement date, using a Black-Scholes option pricing model. The vesting periods for these options are one year. The value of these options for the years ended November 30, 2005, 2004 and 2003 was approximately $111,000, $63,000 and $56,000, respectively, and is being amortized over their respective vesting period. Amortization expense relating to these options for the years ended November 30, 2005, 2004 and 2003 was approximately $55,000, $56,000 and $41,000, respectively.

A summary of the Company's stock option activity, and related information for the years ended November 30, follows:

                                                     Weighted-Average     Number of       Weighted-Average
                                      Options        Exercise Price      Exercisable       Exercise Price
                                      -------        --------------      -----------       --------------
         Outstanding
           November 30, 2002         1,481,143         $   4.51           1,149,076        $      3.75

           Granted                     235,175             7.30
           Exercised                  (119,401)            2.07
           Expirations                 (14,900)            8.55
           Terminated                  (27,696)            9.32
                                    ----------

         Outstanding
           November 30, 2003         1,554,321             4.97           1,147,962               4.28

           Granted                     298,506             9.30
           Exercised                  (158,806)            1.92
           Expirations                 (12,973)            8.95
           Terminated                  (43,379)            9.33
                                    ----------

         Outstanding
           November 30, 2004         1,637,669             5.91           1,163,761               5.10

           Granted                     424,911             9.92
           Exercised                  (226,948)            4.05
           Expirations                    (420)            8.90
           Terminated                  (52,884)            8.65
                                    ----------

         Outstanding
           November 30, 2005         1,782,328         $   7.02           1,108,021        $      5.80
                                    ==========         ========           =========        ===========

         Weighted-average fair value of options granted during the years

                                       2005           2004           2003
                                       ----           ----           ----

         Where exercise price
           equals stock price         $9.92         $ 9.30         $ 4.47

         Where exercise price
           exceeds stock price            -              -              -

         Where stock price
          exceeds exercise price          -              -              -

Following is a summary of the status of stock options outstanding at November 30, 2005:

                                    Outstanding Options                                Exercisable Options
                                                 Weighted-
                                   Number         Average           Weighted-        Number        Weighted-
          Exercise Price        Outstanding      Remaining           Average       Outstanding      Average
               Range            at 11/30/05   Contractual Life   Exercise Price    at 11/30/05   Exercise Price
               -----            -----------   ----------------   --------------    -----------   --------------
         $  2.75 -  4.04            448,594           3.2          $   3.13          426,159       $   3.10
            4.44 -  6.56            171,726           4.4              4.79          122,382           4.70
            6.88 - 10.28          1,039,822           7.7              8.48          552,918           8.05
           10.95 - 12.97            122,186           9.5             12.04            6,562          11.17
         ---------------          ---------         -----          --------        ---------       --------
         $  2.75 - 12.97          1,782,328           6.4          $   7.02        1,108,021       $   5.80
         ===============          =========         =====          ========        =========       ========

A summary of the Company's stock warrant activity, and related information for the years ended November 30, follows:

                                                   Weighted-Average       Number of      Weighted-Average
                                     Warrants       Exercise Price       Exercisable      Exercise Price
                                     --------       --------------       -----------      --------------
         Outstanding
           November 30, 2002         1,795,515         $   1.90           1,795,515        $      1.90

           Granted                           -                                    -
           Exercised                         -                                    -
           Terminated                        -                                    -
                                    ----------                            ---------

         Outstanding
           November 30, 2003         1,795,515             1.90           1,795,515               1.90

           Granted                           -                                    -
           Exercised                   (62,500)            3.33             (62,500)
           Terminated                        -                                    -
                                    ----------                            ---------

         Outstanding
           November 30, 2004         1,733,015             1.85           1,733,015               1.85

           Granted                           -                                    -
           Exercised                   (33,493)            1.88             (33,493)
           Terminated                        -                                    -
                                    ----------                            ---------

         Outstanding
           November 30, 2005         1,699,522         $   1.85           1,699,522        $      1.85
                                    ==========         ========           =========        ===========

Following is a summary of the status of stock warrants outstanding at November
30, 2005:

                                 Outstanding Warrants                               Exercisable Warrants
                                 --------------------                               --------------------
                                            Weighted-
                             Number          Average           Weighted-        Number          Weighted-
         Exercise Price    Outstanding      Remaining           Average       Outstanding        Average
              Range        at 11/30/05   Contractual Life   Exercise Price    at 11/30/05     Exercise Price
              -----        -----------   ----------------   --------------    -----------     --------------
         $  1.67 - 1.67      1,432,631          1.9           $   1.67        1,432,631          $   1.67
            2.62 - 2.87        266,001          1.9               2.80          266,001              2.80
            3.64 - 3.64            890          1.9               3.64              890              3.34
         --------------      ---------         ----           --------        ---------          --------
         $  1.67 - 3.64      1,699,522          1.9           $   1.85        1,699,522          $   1.85
         ==============      =========         ====           ========        =========          ========

On December 21, 2005, the Company granted 246,391 and 32,350 options under the 1999 Equity Incentive Plan at exercise prices of $10.63, 110% of fair market value at date of grant , and $9.66, respectively.

Note 15 - Retirement Plan

The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2005, 2004 and 2003, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $76,000, $80,000 and $55,000, respectively.

Note 16 - Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancellable operating leases expiring through November 2007. Monthly payments under the current leases are approximately $43,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2005.

         For the Years Ending
             November 30,
             ------------
                  2006                                    $      490,000
                  2007                                           477,000
                  2008                                            11,000
                  2009                                             6,000
                  2010                                                 -
                  Thereafter                                           -
                                                          --------------
                  Total minimum payments required         $      984,000
                                                          ==============

Rent expense for the years ended November 30, 2005, 2004 and 2003 was approximately $489,000, $450,000 and $840,000, respectively.

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

On August 18, 2005, HeartMasters LLC and The Regence Group entered into a settlement agreement with Centre, resolving the dispute. The settlement resulted in the elimination of any further contingent liability for the Company, under the guarantee to Regence. The Company received $500,000 on September 15, 2005, which has been reflected as revenue for the period ended November 30, 2005.

Note 16 - Commitments and Contingencies

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

In the arbitration, Alere has counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company's claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys' fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages are sought by Alere in an unspecified amount stated to be in excess of $10,000. The Company removed Alere's State Court action to the United States District Court for the District of Nevada, where it is now pending. At this stage, management is unable to predict the outcome of this matter.

On January 30, 2006, the Company has filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has not yet responded to the complaint, and its time to counterclaim has not yet expired. The Company is unaware of any counterclaims that HCF might have under consideration. At this stage, management is unable to predict the outcome of this matter.

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

Major Customers
---------------
The Company had three major customers during 2005 and 2004 and four major customers during 2003. Major customers were considered to be those who account

Note 16 - Commitments and Contingencies

---------------------------
for more than 10% of total revenue. The major customers accounted for approximately 69%, 45% and 57% for 2005, 2004 and 2003, respectively.

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of November 30, 2005 total open commitments under these purchase orders are approximately $290,000.

Note 17 - Business Segment Information

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

The Company is organized into three business units, disease-management services, specialty managed care services and health and wellness programs, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Summarized financial information by operating segment for 2005, 2004 and 2003, is as follows:

                                                                                2005

                                            Disease            Managed         Health &
                                           Management           Care           Wellness        General          Total
                                            Services          Services         Programs       Corporate     Consolidated
                                            --------          --------         --------       ---------     ------------
Revenues                                  $ 22,146,496      $          -    $          -    $          -    $ 22,146,496
Income (loss) before income taxes            7,325,815        (1,112,147)       (500,967)     (1,551,068)      4,161,633
Depreciation and amortization                  282,305                 -          79,259         262,862         624,426
Expenditures for long-lived assets             408,953                 -         913,793         176,900       1,499,646
Identifiable assets                          7,782,960            28,772         866,501      21,995,133      30,673,366

                                                                               2004

                                            Disease            Managed         Health &
                                           Management           Care           Wellness        General          Total
                                            Services          Services         Programs       Corporate     Consolidated
                                            --------          --------         --------       ---------     ------------
Revenues                                 $  15,576,599           $     -          $    -         $     -    $ 15,576,599
Income (loss) before income taxes           (1,953,169)                -               -               -      (1,953,169)
Depreciation and amortization                  476,753                 -               -               -         476,753
Expenditures for long-lived assets             641,057                 -               -               -         641,057
Identifiable assets                         10,837,477                 -               -               -      10,837,477

                                                                               2003

                                            Disease            Managed         Health &
                                           Management           Care           Wellness        General          Total
                                            Services          Services         Programs       Corporate     Consolidated
                                            --------          --------         --------       ---------     ------------
Revenues                                 $  12,899,361           $     -          $    -         $     -    $ 12,899,361
Income (loss) before income taxes           (2,136,376)                -               -               -      (2,136,376)
Depreciation and amortization                  404,180                 -               -               -         404,180

Note 18 - Subsequent Events

In December 2005, the Company executed a term sheet for approximately 2,952 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which will commence in January 2006 and expire in October 2007. These facilities will be used principally for administrative offices, sales training, and marketing of QMedCare, Inc. Monthly payments under the lease will be approximately $5,600.

Effective December 31, 2005, the Company's contract with its largest customer has ended and will not be renewed. This contract represented approximately 37% of total revenue or $8.0 million. In addition, the same customer will not be renewing their contract with CMS under

HeartPartners of California effective February 2006 resulting in an additional loss of approximately 16% of total revenue or $3.5 million.

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company's captive insurance company in South Carolina.

Note 19 - Fourth Quarter Adjustments

Subsequent to the balance sheet date, the Company completed reconciliations under contracts with PacifiCare and HealthPartners, which reflected the achievement of targeted performance measures. As a result, during the fourth quarter of fiscal 2005, the Company recognized approximately $1,400,000 of previously deferred revenue and bonuses earned under these contracts with PacifiCare and HealthPartners in the amounts of approximately $1,000,000 and $400,000, respectively.

Note 20 - Selected Quarterly Financial Data (Unaudited)

                                                          For the Quarters Ending 2005
                                                          ----------------------------
                                     February 28,       May 31,       August 31,    November 30,       Total
                                     ------------       -------       ----------    ------------       -----
  Net revenue                          $4,755,486     $5,462,897      $5,504,634     $6,423,479    $22,146,496
  Gross profit                          2,934,000      3,612,376       3,677,321      4,411,905     14,635,602
  Net income                              874,803        870,991         992,937      1,146,814      3,885,545
  Basic income per share                      .06            .05             .06            .07            .24
  Diluted income per share                    .05            .05             .05            .06            .21

                                                          For the Quarters Ending 2004
                                                          ----------------------------
                                     February 29,       May 31,       August 31,    November 30,       Total
                                     ------------       -------       ----------    ------------       -----
  Net revenue                          $3,792,820     $3,724,881      $3,273,083     $4,785,815    $15,576,599
  Gross profit                          1,791,622      1,033,936         892,907      2,980,030      6,698,495
  Net (loss) income                      (262,414)    (1,432,269)     (1,180,896)     1,136,134     (1,739,445)
  Basic (loss) income per share              (.02)          (.10)           (.08)           .08           (.12)
  Diluted (loss) income per share            (.02)          (.10)           (.08)           .07           (.12)

                                                          For the Quarters Ending 2003
                                                          ----------------------------
                                     February 29,       May 31,       August 31,    November 30,       Total
                                     ------------       -------       ----------    ------------       -----
  Net revenue                          $3,666,044     $3,316,701      $3,164,912     $2,751,704    $12,899,361
  Gross profit                          2,071,551      1,685,985       1,423,309        991,649      6,172,494
  Net income (loss)                       290,989       (587,451)       (676,054)    (1,178,860)    (2,151,376)
  Basic Income (loss) per share               .02           (.04)           (.05)          (.08)          (.15)
  Diluted Income (loss) per share             .02           (.04)           (.05)          (.08)          (.15)

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2005 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2005 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our relationship with our principal public accountant will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of November 30, 2005 and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Financial Statements.

         Description

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of November 30, 2005 and 2004

         Consolidated Statement of Operations for each of the three years ended November 30, 2005, 2004 and 2003

         Consolidated Statement of Comprehensive Income for each of the three years ended November 30, 2005, 2004 and 2003

         Consolidated Statement of Stockholder's Equity for each of the three years ended November 30, 2005, 2004 and 2003

         Consolidated Statement of Cash Flows for each of the three years ended November 30, 2005, 2004 and 2003

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

   10.24          Employment Agreement between Health E. Monitoring Inc.
                  and K. Randall Burt (Exhibit 10.1 to the Company's Report
                  on Form 8-K dated April 9, 2005)**                                    I/B/R

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

   23             Consent of Amper, Politziner & Mattia P.C.                            *

   24             None.

   31.1           Certification of Chief Executive Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                          *

   31.2           Certification of Chief Financial Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                          *


   32.1           Certification of Chief Executive Officer and the Chief
                  Financial Officer pursuant to 18 U.S.C. - Section 1350.               *
--------

*     Filed herewith
**   Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2006                  QMED, INC.


                                          By: /s/ Michael W. Cox
                                             -----------------------------------
                                             Michael W. Cox, President and CEO

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signature                              Capacity                       Date
---------                              --------                       ----

/s/ Michael W. Cox            President, Chief Executive       February 10, 2006
---------------------------   Officer and Director
Michael W. Cox                (Principal Executive Officer)

/s/ Jane Murray               Executive Vice President, Chief  February 10, 2006
---------------------------   Operating Officer and Director
Jane Murray


/s/ William T. Schmitt, Jr.   Senior Vice President and Chief  February 10, 2006
---------------------------   Financial Officer
William T. Schmitt, Jr.       (Principal Financial Officer)


/s/  Glenn J. Alexander       Controller                       February 10, 2006
---------------------------   (Principal Accounting Officer)
Glenn J. Alexander


/s/ Bruce F. Wesson           Chairman of the Board            February 10, 2006
---------------------------
Bruce F. Wesson


/s/ A. Bruce Campbell, M.D.   Director                         February 10, 2006
---------------------------
A. Bruce Campbell, M.D.


/s/ David Feldman             Director                         February 10, 2006
---------------------------
David Feldman


/s/ Richard I. Levin          Director                         February 10, 2006
---------------------------
Richard I. Levin, M.D.


/s/ Lucia L. Quinn            Director                         February 10, 2006
---------------------------
Lucia L. Quinn


/s/ John J. Gargana, Jr.      Director                         February 10, 2006
---------------------------
John J. Gargana, Jr.


/s/ John P. Zanotti           Director                         February 10, 2006
---------------------------
John P. Zanotti

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL

                                                                                                          Schedule II

                                                      QMED, INC. AND SUBSIDIARIES
                                                   Valuation and Qualifying Accounts




                                                      Balance at                                            Balance at
                                                     Beginning of                                             End of
                                                         Year           Additions         Write-offs            Year
                                                         ----           ---------         ----------            ----
Allowance for doubtful accounts
                                         2003              2,000               -                  -              2,000
                                         2004              2,000          51,850              1,160             52,690
                                         2005             52,690          57,153             33,325             76,518

Reserve for slow moving inventory
                                         2003                  -               -                  -                  -
                                         2004                  -         101,428                  -            101,428
                                         2005            101,428           9,632                  -            111,060

Deferred tax valuation allowance
                                         2003         10,859,000               -         (1,059,000)         9,800,000
                                         2004          9,800,000         237,000                  -         10,037,000
                                         2005         10,037,000               -         (1,790,000)         8,247,000