Form 10-Q
period 2006-02-28
QMED INC
filed 2006-04-10
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: February 28, 2006 or

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

         The number of shares of the registrant's common stock outstanding on April 3, 2006: 16,856,300.

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                     For the Quarter Ended February 28, 2006

                                      INDEX

                                                                            Page
Part I. Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    February 28, 2006 and November 30, 2005....................1

                  Condensed Consolidated Statements of Operations for the
                    Three Months Ended February 28, 2006 and 2005..............2

                  Condensed Consolidated Statements of Comprehensive
                    Income (Loss) for the Three Months Ended
                    February 28, 2006 and 2005.................................3

                  Condensed Consolidated Statements of Stockholders'
                    Equity for the Three Months Ended February 28, 2006........4

                  Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended February 28, 2006 and 2005..............5

                  Notes to Condensed Consolidated Financial Statements.........6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..24

         Item 4.  Controls and Procedures.....................................24

Part II Other Information

         Item 1.  Legal Proceedings...........................................25

         Item 2.  Unregistered Sales of Equity Securities and Use
                    of Proceeds...............................................26

         Item 3.  Defaults Upon Senior Securities.............................26

         Item 4.  Submission of Matters to a Vote of Security Holders.........26

         Item 5.  Other Information...........................................26

         Item 6.  Exhibits....................................................26

Signature

Certifications

Part I.
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               February 28,         November 30,
                                                                                   2006                 2005
                                                                             ---------------      ---------------
ASSETS                                                                          (unaudited)
Current assets
Cash and cash equivalents                                                    $     4,790,444      $     4,051,046
Restricted cash                                                                      250,000                    -
Investments                                                                       16,713,397           19,348,503
Accounts receivable, net of allowances of  $39,497 and $76,518,
  respectively                                                                     2,808,847            3,377,495
Inventory, net of reserve                                                             31,927               30,887
Prepaid expenses and other current assets                                            379,173              411,608
                                                                             ---------------      ---------------
                                                                                  24,973,788           27,219,539

Property and equipment, net of accumulated depreciation                            1,001,812            1,058,295
Product software development costs, net                                            1,315,482            1,161,083
Accounts receivable, non-current                                                     472,670              271,809
Acquired intangibles, net                                                            751,577              795,848
Other assets                                                                         126,666              128,794
Investment in joint ventures                                                          34,207               37,998
                                                                             ---------------      ---------------
                                                                             $    28,676,202      $    30,673,366
                                                                             ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $     1,434,079      $     1,577,385
Medical claims reserve                                                                65,390                    -
Leases payable, current portion                                                      141,609              146,483
Accrued salaries and commissions                                                     459,580              721,792
Fees reimbursable to health plans                                                     24,665               39,000
Contract billings in excess of revenues                                              916,198              744,743
Deferred warranty revenue                                                              9,279               12,253
Income taxes payable                                                                       -               62,610
                                                                             ---------------      ---------------
                                                                                   3,050,800            3,304,266

Leases payable - long term                                                            44,764               76,005
Contract billings in excess of revenue, long term                                    472,670              271,809
                                                                             ---------------      ---------------
                                                                                   3,568,234            3,652,080

Commitments and Contingencies                                                              -                    -
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized;
     16,814,193 and 16,804,846 shares issued and 16,792,193 and
     16,782,846 outstanding, respectively                                             16,814               16,805
Paid-in capital                                                                   51,729,431           51,219,617
Accumulated deficit                                                              (26,550,668)         (24,118,472)
Accumulated other comprehensive loss
  Unrealized loss on securities available for sale                                   (11,984)             (21,039)
                                                                             ---------------      ---------------
                                                                                  25,183,593           27,096,911

Less treasury stock at cost, 22,000 common shares                                    (75,625)             (75,625)
                                                                             ---------------      ---------------
Total stockholders' equity                                                        25,107,968           27,021,286
                                                                             ---------------      ---------------
                                                                             $    28,676,202      $    30,673,366
                                                                             ===============      ===============


                         See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                        For the Three             For the Three
                                                                         Months Ended              Months Ended
                                                                      February 28, 2006         February 28, 2005
                                                                       ---------------           ---------------
Revenue                                                                $     3,182,623           $     4,755,486

Cost of revenue                                                              1,898,889                 1,821,486
                                                                       ---------------           ---------------

Gross profit                                                                 1,283,734                 2,934,000

Selling, general and administrative expenses                                 3,474,088                 1,698,792
Research and development expenses                                              451,332                   268,026
                                                                       ---------------           ---------------

(Loss) income from operations                                               (2,641,686)                  967,182

Interest expense                                                                (5,849)                   (7,002)
Interest income                                                                185,960                    41,160
Loss in operations of joint venture                                            (19,760)                  (70,885)
Other income                                                                         -                     1,748
                                                                       ---------------           ---------------
(Loss) income before income tax provision                                   (2,481,335)                  932,203

Benefit from (provision for) income taxes                                       49,139                   (57,400)
                                                                       ---------------           ---------------

Net (loss) income                                                      $    (2,432,196)          $       874,803
                                                                       ===============           ===============

Basic (loss) earnings per share
   Weighted average shares outstanding                                      16,786,323                15,837,577
                                                                       ===============           ===============

   Basic (loss) earnings per share                                     $         (0.14)          $           .06
                                                                       ===============           ===============

Diluted (loss) earnings per share
   Weighted average shares outstanding                                      16,786,323                17,972,943
                                                                       ===============           ===============

   Diluted (loss) earnings per share                                   $         (0.14)          $           .05
                                                                       ===============           ===============


                        See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                   (Unaudited)



                                                                          For the Three             For the Three
                                                                           Months Ended              Months Ended
                                                                        February 28, 2006          February 28, 2005
                                                                         ---------------            ---------------
Net (loss) income                                                        $    (2,432,196)           $       874,803

Other comprehensive income:
   Unrealized gain (loss) on securities available for sale                         9,055                       (388)
                                                                         ---------------            ---------------

  Comprehensive (loss) income                                            $    (2,423,141)           $       874,415
                                                                         ===============            ===============


                           See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the Three Months Ended February 28, 2006
                                                           (Unaudited)


                                                                                      Accumulated
                                                                                      Other      Common Stock Held
                                     Common Stock                                    Compre-       in Treasury
                                 -------------------    Paid-in      Accumulated     hensive     -----------------
                                  Shares      Amount    Capital        Deficit         Loss      Shares    Amount      Total
                                 ----------  -------   -----------   ------------    ---------   ------   --------   -----------
Balance - November 30, 2005      16,804,846  $16,805   $51,219,617   $(24,118,472)   $ (21,039)  22,000   $(75,625)  $27,021,286

Exercise of stock options and
   warrants                           9,347        9        39,541                                                        39,550

Share-based employee
  compensation expense                                     442,586                                                       442,586

Amortization of non-employee
  stock options                                             27,687                                                        27,687

Net loss for the three months
ended February 28, 2006                                                (2,432,196)                                    (2,432,196)

Change in unrealized holding
  losses on securities available
  for sale                                                                               9,055                             9,055
                                 ----------  -------   -----------   ------------    ---------   ------   --------   -----------
Balance - February 28, 2006      16,814,193  $16,814   $51,729,431   $(26,550,668)   $ (11,984)  22,000   $(75,625)  $25,107,968
                                 ==========  =======   ===========   ============    =========   ======   ========   ===========



                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                               For the Three        For the Three
                                                                               Months Ended         Months Ended
                                                                            February 28, 2006     February 28, 2005
                                                                            -----------------     -----------------
Cash flows from operating activities:
     Net (loss) income                                                       $    (2,432,196)      $       874,803


Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

     Loss in operations of joint ventures                                             19,760                70,885
     Depreciation and amortization                                                   181,953               127,906
     Provision for loss on accounts receivable                                         3,786                     -
     Share-based employee compensation expense                                       442,586                     -
     Share-based non-employee compensation expense                                         -                 8,003
     Amortization of non-employee stock options                                       27,687                15,625
     Amortization of bond discounts and premiums                                     (35,386)               (9,437)
     (Increase) decrease in
          Restricted cash                                                           (250,000)                    -
          Accounts Receivable                                                        364,001              (338,125)
          Inventory                                                                   (1,040)               (7,699)
          Prepaid expenses and other current assets                                   32,435               161,748
     Increase (decrease) in
          Accounts payable and accrued liabilities                                  (391,002)               (9,604)
          Medical claims reserve                                                      65,390                     -
          Contract billings in excess of revenues and deferred revenue               369,342               616,654
          Other, net                                                                 (62,610)               36,053
                                                                             ---------------       ---------------
     Total adjustments                                                               766,902               672,009
                                                                             ---------------       ---------------
     Net cash (used in) provided by operating activities                         (1,665,294)             1,546,812
                                                                             ---------------       ---------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                           2,940,000             2,374,000
     Purchases of securities available for sale                                     (260,453)          (15,022,384)
     Capital expenditures                                                            (35,347)               (9,219)
     Product software development expenditures                                      (198,122)              (40,952)
     Investment in joint venture                                                     (44,821)             (113,642)
                                                                             ---------------       ---------------
     Net cash provided by (used in) investing activities                           2,401,257           (12,812,197)
                                                                             ---------------       ---------------

Cash flows from financing activities:
     Payments for capital leases                                                     (36,115)              (35,089)
     Proceeds from issuance of common stock and investment rights                          -            13,868,569
     Proceeds from exercise of stock options                                          39,550               209,127
                                                                             ---------------       ---------------
     Net cash provided by financing activities                                         3,435            14,042,607
                                                                             ---------------       ---------------

Net increase in cash and cash equivalents                                            739,398             2,777,222
Cash and cash equivalents at beginning of period                                   4,051,046             3,292,571
                                                                             ---------------       ---------------

Cash and cash equivalents at end of period                                   $     4,790,444       $     6,069,793
                                                                             ===============       ===============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                $         5,849       $         7,002
     Income taxes                                                                     89,655                12,000

                       See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2006. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. ("IHMC"); QMedCare, Inc., its wholly owned subsidiaries; Health E Monitoring Inc.; and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. In December 2005, the Company dissolved HeartMap, Inc. resulting in no impact to the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2005.

Note 2 - Revenue Recognition

Disease Management

The Company enters into contractual arrangements with health plans and government agencies to provide disease management services. Fees under the Company's health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by the Company's services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company's fees may be "performance-based". Performance-based contracts have varying degrees of risk associated with the Company's ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company's performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives; actual results could differ from those estimates. As of February 28, 2006, based on information and data available, the Company has deferred approximately $1,389,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Revenue Recognition - (continued)

Disease Management - (continued)
The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. During the three months ended February 28, 2006, approximately 75% of disease management services were derived from three customers that each comprised more than 10% of the Company's revenues.

Managed Care Services

The Company's captive insurance company entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan ("SNP") in South Dakota. The SNP offers comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as billed by the physician. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, or IBNR. Since this is a new plan, the Company estimates are initially based upon independent actuarial models of expected costs. These models included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

The Company also entered into an agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

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

Note 4 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral, contingent assets and liabilities at the date of the financial statements, and the

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 4 - Use of Estimates - (continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 5 - Restricted Cash

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company's captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2006.

Note 6 - Investments in Securities

Investment in securities available-for-sale as of February 28, 2006 were as follows:

                                                                      Market          Unrealized
                                                    Cost              Value           Gain (Loss)
                                                ------------      ------------       ------------
Corporate debt securities                       $ 13,439,009      $ 13,435,776       $     (3,233)
Certificate of deposits                              100,000            99,857               (143)
U.S. Government short term obligations             3,186,372         3,177,764             (8,608)
                                                ------------      ------------       ------------
                                                $ 16,725,381      $ 16,713,397       $    (11,984)
                                                ============      ============       ============

Note 7 - Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts. As of February 28, 2006, accounts receivable included $65,390 of insurance premiums due from the reinsurer for coverage.

Note 8 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                  February 28,
                                                     2006               November
                                                  (Unaudited)           30, 2005
                                               ---------------      ---------------
          Raw materials (component parts)      $       116,475      $       116,873
          Finished units                                26,512               25,074
                                               ---------------      ---------------
               Total inventory                 $       142,987      $       141,947
          Reserve for slow moving inventory           (111,060)            (111,060)
                                               ---------------      ---------------
          Net inventory                        $        31,927      $        30,887
                                               ===============      ===============

Note 9 - Product Software Development Costs

During the three months ended February 28, 2006 and 2005, the Company capitalized approximately $198,000 and $41,000, respectively, in product software development costs. These costs are being amortized over a two to five-year useful life.

During the three months ended February 28, 2006 and 2005 amortization expense related to product software development costs was approximately $44,000 and $36,000, respectively. Accumulated amortization was $659,001 and $477,858 at February 28, 2006 and 2005, respectively. Estimated amortization expense is $263,000 for fiscal year 2006, $322,000 for fiscal year 2007, $266,000 for fiscal year 2008, $237,000 for fiscal year 2009 and $184,000 for the fiscal year thereafter.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 10 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of February 28, 2006, the Company has recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

The Company has a 33.33% interest in HealthSuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of February 28, 2006, the Company has recorded losses to date of approximately $171,000 bringing its investment in this joint venture to approximately $34,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of February 28, 2006 approximately $656,000 is due from this joint venture, of which approximately $183,000 is included in accounts receivable and approximately $473,000 is included in non-current accounts receivable representing a withhold against performance guarantees.

Note 11 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                    February 28,
                                                       2006                November
                                                    (Unaudited)            30, 2005
                                                 ---------------      ---------------
         Account payable trade                   $       728,824      $     1,010,163
         Insurance premiums payable                       73,211               58,867
         Professional fees payable                       328,482              305,080
         Other accrued expenses - none in
           excess of 5% of current liabilities           303,562              203,275
                                                 ---------------      ---------------
                                                 $     1,434,079      $     1,577,385
                                                 ===============      ===============

Note 12 - Medical Claims Reserve

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported (IBNR) reserve as of the period indicated:

                                                                      For the Three
                                                                       Months Ended
                                                                    February 28, 2006
                                                                    -----------------
          IBNR as of December 1, 2005                                $             -
          Health care claim expenses incurred during the period              103,824
          Health care claims paid during the period                          (38,434)
                                                                     ---------------
          IBNR as of February 28, 2006                               $        65,390
                                                                     ===============

Included in the health care claim expenses incurred during the period is our provision for the IBNR reserve. Since the SNP is a new plan, the Company's estimates are initially based upon independent actuarial models of expected costs. These models included factors such as age, gender and demographics.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of February 28, 2006 and November 30, 2005 there were $24,665 and $39,000 outstanding under these provisions, respectively.

Note 14 - Business Segment Information

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

The Company is organized into three business units, disease-management services, specialty managed care services and health and wellness programs, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports these segments with shared human resources, financial, clinical, marketing and information technology resources. The accounting policies of the operating segments are substantially consistent with those applied in the condensed consolidated financial statements. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

Summarized financial information by operating segment for three months ended February 28, 2006 and 2005 is as follows:

                                                                        2006
                                  -----------------------------------------------------------------------------------
                                    Disease       Managed      Health &
                                   Management      Care        Wellness      General                      Total
                                    Services     Services      Programs     Corporate    Elimination   Consolidated
                                    --------     --------      --------     ---------    -----------   ------------
Revenues                           $ 3,057,534    $ 125,089    $       -   $         -   $         -    $ 3,182,623
Revenues - related parties               8,010                                       -        (8,010)             -
Loss before income taxes              (619,604)    (919,906)    (497,355)     (444,470)            -     (2,481,335)
Depreciation and amortization           66,596            -       46,538        68,819             -        181,953
Expenditures for long-lived
  assets                               198,122            -            -        35,347             -        233,469
Identifiable assets                  7,469,764      879,131      825,747    20,942,245    (1,440,685)    28,676,202

                                                                         2005
                                  -----------------------------------------------------------------------------------
                                    Disease       Managed      Health &
                                   Management      Care        Wellness      General                      Total
                                    Services     Services      Programs     Corporate     Elimination  Consolidated
                                    --------     --------      --------     ---------     -----------  ------------
Revenues                           $ 4,755,486    $       -    $       -   $         -   $         -    $ 4,755,486
Income before income taxes             932,203            -            -             -             -        932,903
Depreciation and amortization          127,906            -            -             -             -        127,906
Expenditures for long-lived
  assets                                50,171            -            -             -             -         50,171
Identifiable assets                 26,374,982            -            -             -             -     26,374,982

Related party revenue represents an agreement entered into by QmedCare Dakota, LLC with QMed Inc. on January 1, 2006 for disease management services in connection with the administration of the SNP in South Dakota.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15 - Share-Based Compensation

The Company has shareholder-approved stock incentive plans for employees. Prior to December 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation."

For the three months ended February 28, 2005, we recorded compensation expense under APB No. 25 of approximately $16,000. This expense resulted from the grant of stock options to directors of the Company in June 2004. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period.

Effective December 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended February 28, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three months ended February 28, 2006, we recognized share-based compensation cost of $442,586, which consisted of $69,306 in cost of services and $336,748 in selling, general and administrative expenses and $36,532 in research and development. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three months ended February 28, 2006 were $442,586 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended February 28, 2006 was $.02 per share.

Prior to adopting Statement 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

Statement 123(R) also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended February 28, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended February 28, 2005.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 - Share-Based Compensation - (continued)


                                                              Three Months
                                                                  Ended
                                                            February 28, 2005
                                                            -----------------
                                                                  (unaudited)

         Net income, as reported                             $      874,803

         Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                 235,299
                                                             --------------

         Pro forma net income                                $      639,504
                                                             --------------

         Weighted average common shares outstanding              15,837,577

         Dilutive effect of stock options and warrants            2,135,366
                                                             --------------

         Diluted shares outstanding                              17,972,943
                                                             ==============
         Income per share:
         Basic, as reported                                  $          .06
                                                             ==============
         Diluted, as reported                                $          .05
                                                             ==============
         Basic, pro forma                                    $          .04
                                                             ==============
         Diluted, pro forma                                  $          .04
                                                             ==============

Potentially dilutive options and warrants to purchase 1,825,024 shares of the common stock were outstanding for the three months ending February 28, 2006 but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 144,658 and 2,225 shares of common stock were outstanding as of February 28, 2006 and 2005, respectively, but were also not included in the computation of diluted earnings (loss) per share for the three months ended February 28, 2006 and 2005.

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At February 28, 2006, we have reserved approximately 431,633 shares for future equity grants.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15 - Share-Based Compensation - (continued)

As of February 28, 2006, there was $3,585,808 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

For the three months ended February 28, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

For the three months ended February 28, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

                                             Three Months Ended February 28,
                                             -------------------------------
                                               2006                 2005
                                              --------            ---------
      Expected volatility                       64.1%               65.8%
      Expected dividends                         --                   --
      Expected term (in years)                   4.0                 5.5
      Risk-free rate                             4.4%                5.0%

A summary of option activity as of February 28, 2006 and changes during the three months then ended is presented below:

                                                                                      Weighted-
                                                                      Weighted-         Average
                                                                       Average         Remaining          Aggregate
                                                                      Exercise        Contractual         Intrinsic
                    Options                           Shares            Price            Term               Value
       -----------------------------------         -------------     ------------    --------------    -----------------
       Outstanding at December 1, 2005              1,782,328        $      7.02
       Granted                                        283,741              10.50
       Exercised                                       (9,347)              4.23
       Forfeited or expired                            (9,486)              8.52
                                                   ----------

       Outstanding at February 28, 2006             2,047,236        $      7.54            7.3       $      4,690,340
                                                   ----------

       Exercisable at February 28, 2006             1,226,667        $      6.22            6.3       $      4,049,959

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 15 - Share-Based Compensation - (continued)
Stock Options - (continued)

The weighted-average grant-date fair value of options granted during the three months ended February 28, 2006 and 2005 was $4.83 and $5.74, respectively. The total intrinsic value, which represents the difference between the underlying stock's market price and the option's exercise price, of options exercised during the three months ended February 28, 2006 and 2005 was $53,850 and $131,917, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended February 28, 2006 and 2005 was $39,550 and $209,127, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months ended February 28, 2006 and 2005.

During the year ended November 30, 2005, the Company also granted stock options to certain board members. The fair value of these options was estimated at the date of grant, which was determined to be the measurement date, using a Black Scholes option pricing model. The vesting period for these options is one year. The value of these options for the year ended November 30, 2005 was approximately $111,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the three months ended February 28, 2006 was approximately $28,000.

As of February 28, 2006, the Company also has 1,699,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, these warrants were exercisable; therefore, no expense has been recognized. The warrants expire in November 2007.

Note 16 - Line of Credit

In September 2001, the Company entered into a loan agreement with Wachovia Bank, National Association, formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2006. Borrowings under this line of credit were $-0- at February 28, 2006 and November 30, 2005.

Note 17 - Stockholders' Equity

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

Note 18 - Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Health e Monitoring, Inc. ("HEM"). HEM has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 "Business Combinations," this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 18 - Acquired Intangibles - (continued)

Assets or of a Business" rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. Pursuant to FAS No. 141 the direct costs to acquire HEM have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT had developed a website for a weight management program that will complement HEM's existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 "Business Combinations," this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

The following table summarizes the estimated fair value of the assets acquired and their balances as of February 28, 2006:

                                         Original Fair     Accumulated       Net Book    Useful Life
                                             Value        Amortization        Value       in Years
                                         -------------    ------------       --------    -----------
HEM:
Covenant not to compete                $       483,363  $      (84,588)  $     398,775        5
Acquired technology                             46,307          (8,104)         38,203        5

DMT:
Software and contents                          299,348         (24,946)        274,402        5
Assembled workforce                             45,117          (4,920)         40,197        4
                                       ---------------  --------------   -------------
                                       $       874,135  $     (122,558)  $     751,577
                                       ===============  ==============   =============

During the three months ended February 28, 2006 amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,168, $2,315, $14,967 and $2,820, respectively. Estimated amortization expense is $177,000 for fiscal years 2006, 2007 and 2008 and $175,000 for fiscal year 2009 and $90,000 for the fiscal year thereafter.

Note 19 - Commitments and Contingencies

Litigation

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 19 - Commitments and Contingencies -(continued)
Litigation - (continued)

misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company's claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys' fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000. The Company removed Alere's State Court action to the United States District Court for the District of Nevada, where it is now pending under case number 3:06-CV-00062. The Company denied the material allegations of Alere's complaint, and asserted counterclaims under the seventh agreement. In its counterclaims, the Company alleges: that the seventh agreement on which Alere brought suit, deals with several issues, including the HeartPartners CMS Demonstration Project; that Alere was one of the partners and participants in the HeartPartners project, and that Alere had fiduciary duties to the Company in connection with that project; and that, under the seventh agreement on which Alere sued in this case, Alere also assumed certain rights and obligations of Pacificare in connection with the QMed/HeartPartners Services Agreement. The Company alleged that Alere failed to live up to its obligations to the HeartPartners, by failing to enroll participants, and by failing, inter alia, to devote adequate resources to HeartPartners. The Company alleges that Alere's failures were a cause of the cancellation of the project, and seeks damages from Alere in the sum of $3.5 million. Additional counterclaims are also alleged by the Company against Alere, on claims of breach of fiduciary duty, and based on allegations that Alere assumed Pacificare's obligations to pay the Company for certain services, but that Alere had failed to make full payment. Unspecified damages of not less than $115,225 are claimed on this group of counterclaims. Alere has replied and denied the material allegations of the counterclaims and asserted certain defenses. Discovery will soon commence. At this stage, management is unable to predict the outcome of this matter.

On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has not yet responded to the complaint, and its time to answer and counterclaim has not yet expired. The Company is unaware of whether HCF has any counterclaims under consideration. At this stage, management is unable to predict the outcome of this matter.

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

Statutory Reserve

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of February 28, 2006, the Company was in compliance with this requirement.

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 19 - Commitments and Contingencies - (continued)

Purchase Commitments

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the company's operations or financial condition. As of February 28, 2006 total open commitments under these purchase orders are approximately $288,000.

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

The Company is facing additional risk factors in connection with the initiation of operations of QMedCare, Inc. These risk factors may include, but not be limited, to the following:

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

         o the ability to maintain regulatory compliance associated with governmental supervisory agencies including state health, insurance, managed care and securities departments which have the authority to grant, suspend, and revoke licenses to transact business, regulate many aspects of the products and services offered, assess fines, penalties and/or sanctions, monitor our solvency and reserve adequacy and regulate our investment activities on the basis of quality, diversification and other quantitative criteria;
         o the ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company's and other health insurers' flexibility to their underwriting and rating practices, particularly for small employer groups;

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

Acquisitions and Recent Developments

QMedCare, Inc.

In December 2004 we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. The first of these products was offered in South Dakota, beginning January 2006, as a Special Needs Plan ("SNP") for chronically ill Medicare recipients. QMedCare Inc. specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a large health maintenance organization in South Dakota. The SNP is being marketed as HeartLine Plus and is providing exclusive health coverage for heart and stroke patients.

On January 1, 2006, Lakeshore Captive Insurance Company, a wholly owned subsidiary of QMedCare, Inc., entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of DAKOTACARE's HeartLine Plus SNP.

On March 20, 2006, QMed Inc. through its wholly owned subsidiaries submitted several applications for Medicare Advantage Special Needs Plans to the Centers for Medicare and Medicaid Services (CMS). The Company fulfilled its previously announced intention and filed an application for a wholly owned SNP in New Jersey. In addition, the Company also filed for programs through arrangements with existing health plans in other regions, including two projects in Florida and an expansion in South Dakota.

Health e Monitoring, Inc.

In April 2005, QMed acquired 100% of the stock of Health e Monitoring, Inc. ("HeM"). HeM will provide weight management and health promotion programs for employer groups, health insurance plans and individual consumers interested in weight management--ranging from the desire to maintain a healthy weight and lifestyle--to those concerned about more serious weight and health management issues.

In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a weight management program that will complement HeM's existing comprehensive weight management program. We believe this will provide the necessary tools to enhance our ability to penetrate the marketplace.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended February 28, 2006. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month ("PMPM") by the number of health plan members covered by our services during the month. The PMPM rates usually differ among contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage) that we interact with. These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be "performance-based." Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be at risk due to retroactive member terminations or a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan's decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member's death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance - based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of physician and patient participation levels, or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or that there is insufficient information available, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates.

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

During the three months ended February 28, 2006, approximately 75% of disease management services were derived from three customers that each comprised more than 10% of the Company's revenue. As of February 28, 2005, approximately 43.0% of disease management services were derived from these three health plans.

Premiums

For its SNP plan, the Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

Managed Care Services

The Company also entered into an agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

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

Share-Based Compensation

On December 1, 2005, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                        % For Three Months Ended
                                                  ------------------------------------    Period-to-Period
                                                       February 28, February 28,            % Changes
                                                       2006                 2005          2006 vs. 2005
                                                  ---------------      ---------------     --------------
Revenue                                               100.0%               100.0%             (33.1%)
Cost of revenue                                        59.7                 38.3                4.2
                                                  ---------------      ---------------
Gross Profit                                           40.3                 61.7              (56.2)
                                                  ---------------      ---------------
Selling, general and administrative                   109.2                 35.7               104.5
Research and development                               14.2                 5.6                68.4
                                                  ---------------      ---------------
(Loss) income from operations                         (83.0)                20.3                 *
Interest expense                                      (0.2)                (0.1)              (16.5)
Interest income                                        5.8                  0.9                351.8
Loss on operations of joint venture                   (0.5)                (1.5)              (72.1)
Other income                                           0.0                  0.0                  *
                                                  ---------------      ---------------
(Loss) income before tax benefit (provision)          (77.9)                19.6                 *
Income tax benefit (provision)                         1.5                 (1.2)                 *
                                                  ---------------      ---------------
Net (loss) income                                     (76.4)                18.4                 *
                                                  ===============      ===============

* Not meaningful

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

Revenue for the three months ended February 28, 2006 decreased approximately $1.6 million or 33.1% as compared to the three months ended February 28, 2005. This decrease is attributable to (i) a decrease of approximately $1.8 million in revenue related to the expiration of three contracts that were not renewed and
(ii) a decrease of approximately $132,000 of revenue related to decreasing enrollment or fees associated with existing contracts. These decreases were offset by (i) an increase in revenue of approximately $215,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; and (ii) the recognition of approximately $125,000 of premium and service revenues from the commencement of the operations of DAKOTACARE'S HeartLine Plus Special Needs Plan (SNP) on January 1, 2006.

Gross profit margins for the three months ended February 28, 2006 decreased to 40.3% from 61.7% for the three months ended February 28, 2005. This decrease is related to (i) a decrease in revenue of approximately $1.8 million attributable to the expiration of three contracts that were not renewed; (ii) approximately $143,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $69,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; and (iv) an increase of approximately $104,000 related to the medical claims associated with SNP since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by an increase of approximately $100,000 of labor and related cost reductions associated with efficiencies related to enhancements in our programs.

Selling, general and administrative expenses for the three months ended February 28, 2006 increased by approximately $1.8 million over the three months ended February 28, 2005. The increase was attributable to (i) an increase of approximately $324,000 in salaries related to two new executives and additional new hires for the operations of QMedCare, Inc. and Health E Monitoring, Inc.;
(ii) an increase of approximately $99,000 in travel and entertainment expenses related to development and/or launch activities associated with the SNP and HEM;
(iii) an increase of $337,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; (iv) an increase of approximately $455,000 in marketing and advertising expenses primarily related to the SNP and HEM; (v) an increase of $144,000 of legal fees related to general corporate matters; (vi) an increase of $93,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, registration services and office space; (vii) an increase in depreciation and amortization of $58,000 attributable to the intangibles associated with the acquisition of

Health E Monitoring in the second quarter of fiscal year 2005 and DMT in the fourth quarter of 2006; (viii) an increase of approximately $57,000 in consulting expenses primarily attributable to the SNP project and HEM; and (ix) an increase of approximately $50,000 in fees for accounting services related to compliance with the Sarbanes Oxley Act. Included within selling, general and administrative expenses for the three months ended February 28, 2006 was approximately $943,000 of costs incurred related to QMedCare Inc., of which $104,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $498,000 of costs recorded during the first quarter of 2006 (of which $375,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Health E Monitoring Inc. We anticipate recording revenue from Health E Monitoring, Inc. in the third quarter of fiscal year 2006. We expect to continue to incur implementation costs for both QMedCare Inc. and Health E Monitoring Inc. during early fiscal year 2006 and anticipate these costs to increase until product launch.

Research and development expenses for the three months ended February 28, 2006 increased approximately $183,000 or 68.4% over the three months ended February 28, 2005. Our accounting policy is to capitalize certain costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to an increase of approximately $197,000 in salaries and related costs associated with new hires and approximately $37,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments." These increases were offset by a decrease of approximately $21,000 in recruitment and consulting costs and an increase of approximately $30,000 in capitalization of salaries incurred for development during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the three months ended was approximately $186,000 as compared to $41,000 for the three months ended February 28, 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for the three months ended February 28, 2006 decreased approximately $51,000 as compared to the three months ended February 28, 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. We had working capital of approximately $21.9 million at February 28, 2006 compared to approximately $23.9 million at November 30, 2005 and ratios of current assets to current liabilities of 8.2:1 as of February 28, 2006 and 8.2:1 as of November 30, 2005. The working capital decrease of approximately $2.0 million was primarily due to the net loss of approximately $2.4 million resulting in cash used in operations of approximately $1.6 million. In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and expires on September 1, 2006. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of February 28, 2006, no funds had been drawn and the entire $1,000,000 continued to be available under this credit line. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company's captive insurance company in South Carolina.

We anticipate that we will expend cash to fund our current operations, fund our continuing implementation costs associated with our managed care and wellness segments, and for establishing and maintaining certain levels of capital reserves as required by regulatory agencies in connection with the operations of our insurance subsidiary.

Although we expect to incur these expenditures, we believe that our cash and investments, and availability under our credit line will be sufficient to fund our current level of growth and our existing and anticipated commitments. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts or to file for approval and implement additional SNP's, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments

The following schedule summarizes our contractual cost obligation as of February 28, 2006 in the periods indicated.

                                                               Payments Due by Period
              Contractual                -----------------------------------------------------------------------------
              Obligations                    Total       Less than 1 year     1-3 years      4-5 years   After 5 years
---------------------------------------- -------------- ----------------- --------------- ------------- --------------
Long-Term Debt                           $           -   $             -   $           -   $         -  $          -
Capital Lease Obligations                      199,000           152,000           47,000            -             -
Operating Leases                               962,000           552,000          407,000        3,000             -
Unconditional Purchase Obligations             288,000           288,000                -            -             -
Other Long-Term Obligations                  1,305,000         1,173,000          132,000            -             -
                                         -------------- ----------------- --------------- ------------- -------------
Total Contractual Cash Obligations       $   2,754,000     $   2,165,000    $     586,000   $    3,000    $        -
                                         ============== ================= =============== ============= =============

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on the Company's ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short term high-credit investment grade securities.

Item 4.  Evaluation of Disclosure Controls and Procedure

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of February 28, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II.  Other Information

     Item 1.      Legal Proceedings

                  Alere

                  On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

                  In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company's claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys' fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000. The Company removed Alere's State Court action to the United States District Court for the District of Nevada, where it is now pending under case number 3:06-CV-00062. The Company denied the material allegations of Alere's complaint, and asserted counterclaims under the seventh agreement. In its counterclaims, the Company alleges: that the seventh agreement on which Alere brought suit, deals with several issues, including the HeartPartners CMS Demonstration Project; that Alere was one of the partners and participants in the HeartPartners project, and that Alere had fiduciary duties to the Company in connection with that project; and that, under the seventh agreement on which Alere sued in this case, Alere also assumed certain rights and obligations of PacifiCare in connection with the QMed/HeartPartners Services Agreement. The Company alleged that Alere failed to live up to its obligations to the HeartPartners, by failing to enroll participants, and by failing, inter alia, to devote adequate resources to HeartPartners. The Company alleges that Alere's failures were a cause of the cancellation of the project, and seeks damages from Alere in the sum of $3.5 Million. Additional counterclaims are also alleged by the Company against Alere, on claims of breach of fiduciary duty, and based on allegations that Alere assumed PacifiCare's obligations to pay the Company for certain services, but that Alere had failed to make full payment. Unspecified damages of not less than $115,225 are claimed on this group of counterclaims. Alere has replied and denied the material allegations of the counterclaims and asserted certain defenses. Discovery will soon commence. At this stage, management is unable to predict the outcome of this matter.

                  HCF/Gallagher

                  On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has not yet responded to the complaint, and its time to answer and counterclaim has not yet expired. The Company is unaware of whether HCF has any counterclaims under consideration. At this stage, management is unable to predict the outcome of this matter.

                  Other Claims

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

                                    QMed, Inc.




                                    By:  /s/ Michael W. Cox
                                       ----------------------------------------
                                       Michael W. Cox
                                       President and Chief Executive Officer


                                    By: /s/ William T. Schmitt, Jr.
                                       -----------------------------------------
                                       William T. Schmitt, Jr.
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer

April 5, 2006