Form 10-Q
period 2006-05-31
QMED INC
filed 2006-07-07
CIK 729213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: May 31, 2006 or

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

                                 (732) 544-5544
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's common stock outstanding on July 5, 2006: 16,884,474.

                           QMED, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                       For the Quarter Ended May 31, 2006

                                      INDEX

                                                                            Page
Part I. Financial Information

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets as of May 31, 2006
                    and November 30, 2005....................................  1

                  Condensed Consolidated Statements of Operations for
                    the Three and Six Months Ended May 31, 2006 and 2005.....  2

                  Condensed Consolidated Statements of Comprehensive
                    Income (Loss) for the Three and Six Months Ended
                    May 31, 2006 and 2005....................................  3

                  Condensed Consolidated Statements of Stockholders'
                    Equity for the Six  Months Ended May 31, 2006............  4

                  Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended May 31, 2006 and 2005...............  5

                  Notes to Condensed Consolidated Financial Statements.......  6

        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 20

        Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk.............................................. 28

        Item 4.   Controls and Procedures.................................... 28

Part II Other Information

        Item 1.   Legal Proceedings.......................................... 29

        Item 2.   Unregistered Sales of Equity Securities and Use
                    of Proceeds.............................................. 30

        Item 3.   Defaults Upon Senior Securities............................ 30

        Item 4.   Submission of Matters to a Vote of Security Holders........ 30

        Item 5.   Other Information.......................................... 30

        Item 6.   Exhibits................................................... 30

Signature

Certifications

Part I.
Item 1.  Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    November 30,
                                                                               May 31, 2006            2005
                                                                             ---------------      ---------------
ASSETS                                                                         (unaudited)
Current assets
Cash and cash equivalents                                                    $     5,309,428      $     4,051,046
Investments                                                                       14,633,719           19,348,503
Accounts receivable, net of allowances of  $40,175 and $76,518,
respectively                                                                       1,544,172            3,377,495
Inventory, net of reserve                                                             29,657               30,887
Prepaid expenses and other current assets                                            279,918              411,608
                                                                             ---------------      ---------------
                                                                                  21,796,894           27,219,539

Property and equipment, net of accumulated depreciation                              972,006            1,058,295
Product software development costs, net                                            1,553,412            1,161,083
Restricted cash, non-current                                                         705,881                    -
Accounts receivable, non-current                                                     673,048              271,809
Acquired intangibles, net                                                            707,306              795,848
Other assets                                                                         135,570              128,794
Investment in joint ventures                                                          30,683               37,998
                                                                             ---------------      ---------------
                                                                             $    26,574,800      $    30,673,366
                                                                             ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                        $     1,579,458      $     1,577,385
Medical claims reserve                                                               123,862                    -
Leases payable, current portion                                                      120,002              146,483
Accrued salaries and commissions                                                     455,736              721,792
Fees reimbursable to health plans                                                    103,940               39,000
Contract billings in excess of revenues                                              909,295              744,743
Deferred warranty revenue                                                              6,542               12,253
Income taxes payable                                                                       -               62,610
                                                                             ---------------      ---------------
                                                                                   3,298,835            3,304,266

Leases payable - long term                                                            29,455               76,005
Contract billings in excess of revenue, long term                                    673,048              271,809
                                                                             ---------------      ---------------
                                                                                   4,001,338            3,652,080

Commitments and Contingencies                                                              -                    -
Stockholders' equity
   Common stock $.001 par value; 40,000,000 shares authorized;
     16,845,765 and 16,804,846 shares issued and 16,823,765 and
     16,782,846 outstanding, respectively                                             16,846               16,805
Paid-in capital                                                                   52,361,136           51,219,617
Accumulated deficit                                                              (29,726,017)         (24,118,472)
Accumulated other comprehensive loss
  Unrealized loss on securities available for sale                                    (2,878)             (21,039)
                                                                             ---------------      ---------------
                                                                                  22,649,087           27,096,911

Less treasury stock at cost, 22,000 common shares                                    (75,625)             (75,625)
                                                                             ---------------      ---------------
Total stockholders' equity                                                        22,573,462           27,021,286
                                                                             ---------------      ---------------
                                                                             $    26,574,800      $    30,673,366
                                                                             ===============      ===============

                       See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)



                                                  For the Three      For the Three       For the Six        For the Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                   May 31, 2006       May 31, 2005       May 31, 2006       May 31, 2005
                                                  --------------     --------------     --------------    --------------
Revenue                                           $    1,921,695     $    5,462,897     $    5,104,318    $   10,218,383

Cost of revenue                                        1,680,566          1,850,521          3,579,455         3,672,007
                                                  --------------     --------------     --------------    --------------

Gross profit                                             241,129          3,612,376          1,524,863         6,546,376
                                                  --------------     --------------     --------------    --------------

Selling, general and
  administrative expenses                              3,599,776          2,092,306          7,073,864         3,791,098
Research and development expenses                        430,698            308,826            882,030           576,852
                                                  --------------     --------------     --------------    --------------

(Loss) income from operations                         (3,789,345)         1,211,244         (6,431,031)        2,178,426

Interest expense                                          (4,960)            (7,083)           (10,809)          (14,085)
Interest income                                          189,359             80,122            375,319           121,282
Loss in operations of
  joint ventures                                         (18,678)          (386,393)           (38,438)         (457,278)
Other income                                             450,000              1,101            450,000             2,849
                                                  --------------     --------------     --------------    --------------
(Loss) income before income tax
  Provision                                           (3,173,624)           898,991         (5,654,959)        1,831,194

(Provision) benefit  for income taxes                     (1,725)           (28,000)            47,414           (85,400)
                                                  --------------     --------------     --------------    --------------

Net (loss) income                                 $   (3,175,349)    $      870,991     $   (5,607,545)   $    1,745,794
                                                  ==============     ==============     ==============    ==============

Basic (loss) earnings per share
  Weighted average shares outstanding                 16,802,768         16,578,310         16,794,636        16,212,014
                                                  --------------     --------------     --------------    --------------
   Basic (loss) earnings per share                $        (0.19)    $          .05     $        (0.33)   $          .11
                                                  ==============     ==============     ==============    ==============

Diluted (loss) earnings income per share
  Weighted average shares outstanding                 16,802,768         18,454,850         16,794,636        18,291,267
                                                  --------------     --------------     --------------    --------------
  Diluted (loss) earnings per share               $        (0.19)    $          .05     $        (0.33)   $          .10
                                                  ==============     ==============     ==============    ==============


                          See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                           (Unaudited)




                                                  For the Three      For the Three       For the Six        For the Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                   May 31, 2006       May 31, 2005       May 31, 2006       May 31, 2005
                                                  --------------     --------------     --------------    --------------
Net (loss) income                                 $   (3,175,349)    $      870,991     $   (5,607,545)   $    1,745,794

Other comprehensive income
  Unrealized gain (loss) on securities
  available for sale                                       9,106            (13,399)            18,161           (13,787)

Less:  reclassification adjustment for (gains)
  losses included in net income (loss)                         -              6,584                  -             6,584
                                                  --------------     --------------     --------------    --------------

Comprehensive (loss) income                       $   (3,166,243)    $      864,176     $   (5,589,384)   $    1,738,591
                                                  ==============     ==============     ==============    ==============




                              See Accompanying Notes to Condensed Consolidated Financial Statements

                                                   QMED, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Six Months Ended May 31, 2006
                                                           (Unaudited)


                                                                                   Accumulated
                                                                                   Other     Common Stock Held
                                    Common Stock                                   Compre-     in Treasury
                                -------------------    Paid-in      Accumulated    hensive  ------------------
                                  Shares     Amount     Capital       Deficit       Loss     Shares    Amount      Total
                                ----------  -------   -----------  ------------   --------   ------   --------  -----------
Balance - November 30, 2005     16,804,846  $16,805   $51,219,617  $(24,118,472)  $(21,039)  22,000   $(75,625) $27,021,286

Exercise of stock options and
  warrants                          38,745       39       111,780                                                   111,819

Issuance in connection with
  the Directors Equity Plan          2,174        2        20,303                                                    20,305

Share-based employee
  compensation expense                                    946,628                                                   946,628

Share-based non-employee
  compensation expense                                      7,433                                                     7,433

Amortization of non-employee
  stock options                                            55,375                                                    55,375

Net loss for the six months
  ended May 31, 2006                                                 (5,607,545)                                 (5,607,545)

Change in unrealized holding
  losses on securities available
  for sale                                                                          18,161                          18,161
                                ----------  -------   -----------  ------------   --------   ------   --------  -----------

Balance - May 31, 2006          16,845,765  $16,846   $52,361,136  $(29,726,017)  $ (2,878)  22,000   $(75,625) $22,573,462
                                ==========  =======   ===========  ============   ========   ======   ========  ===========



                               See Accompanying Notes to Condensed Consolidated Financial Statements

                                           QMED, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                               For the Six           For the Six
                                                                               Months Ended          Months Ended
                                                                               May 31, 2006          May 31, 2005
                                                                             ---------------       ---------------
Cash flows from operating activities:
  Net (loss) income                                                          $    (5,607,545)      $     1,745,794

Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Gain on sale of investments                                                            -                 6,584
    Loss in operations of joint ventures                                              38,438               457,278
    Depreciation and amortization                                                    375,716               276,996
    Provision for loss on accounts receivable                                          4,464                18,800
    Share-based employee compensation expense                                        946,628                     -
    Share-based non-employee compensation expense                                     27,738                 8,003
    Amortization of non-employee stock options                                        55,375                31,250
    Amortization of bond discounts and premiums                                      (45,549)              (16,625)
    (Increase) decrease in
      Accounts Receivable                                                          1,427,620              (793,870)
      Inventory                                                                        1,230                (3,338)
      Prepaid expenses and other current assets                                      131,690                90,681
    Increase (decrease) in
      Accounts payable and accrued liabilities                                      (170,161)              321,263
      Medical claims reserve                                                         123,862                     -
      Contract billings in excess of revenues and deferred revenue                   560,080               877,337
      Other, net                                                                     (73,645)              (46,695)
                                                                             ---------------       ---------------
     Total adjustments                                                             3,403,486             1,227,664
                                                                             ---------------       ---------------
     Net cash (used in) provided by operating activities                          (2,204,059)            2,973,458
                                                                             ---------------       ---------------

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                              5,260,001             4,626,012
  Purchases of securities available for sale                                        (481,507)          (21,461,042)
  Investment in restricted cash - long term                                         (705,881)                    -
  Capital expenditures                                                               (97,137)              (15,855)
  Product software development expenditures                                         (491,818)             (146,288)
  Cash paid for acquisition                                                                -              (200,000)
  Investment in joint venture                                                        (60,005)             (262,130)
                                                                             ---------------       ---------------
  Net cash provided by (used in) investing activities                              3,423,653           (17,459,303)
                                                                             ---------------       ---------------

Cash flows from financing activities:
  Payments for capital leases                                                        (73,031)              (68,513)
  Proceeds from issuance of common stock and investment rights, net                        -            13,818,850
  Proceeds from exercise of stock options                                            111,819               428,809
                                                                             ---------------       ---------------
  Net cash provided by financing activities                                           38,788            14,179,146
                                                                             ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                               1,258,382              (306,699)
Cash and cash equivalents at beginning of period                                   4,051,046             3,292,571
                                                                             ---------------       ---------------

Cash and cash equivalents at end of period                                   $     5,309,428       $     2,985,872
                                                                             ===============       ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $        10,809       $        14,085
    Income taxes                                                                      89,655               113,965

Non-cash investing activities:
  Issuance of 36,425 shares of common stock in connection
    with acquisition                                                         $             -       $       300,000


                       See Accompanying Notes to Condensed Consolidated Financial Statements

                           QMED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2006. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. ("IHMC"); QMedCare, Inc., its wholly owned subsidiaries; Forward Health, Inc. (formerly Health E Monitoring Inc.); and QMed, Inc.'s majority owned (83%) inactive subsidiary HeartMap, Inc. In December 2005, the Company dissolved HeartMap, Inc. resulting in no impact to the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2005.


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

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a liability entitled "contract billings in excess of revenues." Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives; actual results could differ from those estimates. As of May 31, 2006, based on information and data available, the Company has deferred approximately $1,582,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2 - Revenue Recognition - (continued)

Disease Management - (continued)
-------------------------------
The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts. During the three months ended May 31, 2006, approximately 54% of disease management services were derived from one customer. During the six months ended May 31, 2006 approximately 67% of disease management services was derived from three customers that each comprised more than 10% of the Company's revenues.

Managed Care Services
---------------------
The Company's captive insurance company entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan ("SNP") in South Dakota. The SNP offers comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as billed by the physician. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, or IBNR classified as "medical claims reserve" on the condensed consolidated balance sheet. Since this is a new plan, the Company estimates are initially based upon independent actuarial models of expected costs. These models included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

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


Note 5 - Investments in Securities

Investment in securities available-for-sale as of May 31, 2006 were as follows:

                                                                                             Unrealized
                                                       Cost              Market Value        Gain (Loss)
                                                   -------------        -------------       -------------
Corporate debt securities                          $  13,636,929        $  13,634,839       $      (2,090)
U.S. Government short term obligations                   999,668              998,880                (788)
                                                   -------------        -------------       -------------
                                                   $  14,636,597        $  14,633,719       $      (2,878)
                                                   =============        =============       =============

Note 6 - Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts. As of May 31, 2006, accounts receivable included $39,707 of insurance premiums due from the reinsurer for coverage.

Note 7 - Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

                                                            May 31, 2006          November 30,
                                                             (Unaudited)             2005
                                                            -------------        -------------
          Raw materials (component parts)                   $     115,719        $     116,873
          Finished units                                           24,998               25,074
                                                            -------------        -------------
               Total inventory                              $     140,717        $     141,947
          Reserve for slow moving inventory                      (111,060)            (111,060)
                                                            -------------        -------------
          Net inventory                                     $      29,657        $      30,887
                                                            =============        =============

Note 8 - Product Software Development Costs

During the three months ended May 31, 2006 and 2005, the Company capitalized approximately $294,000 and $105,000, respectively, in product software development costs. During the six months ended May 31, 2006 and 2005, the Company capitalized approximately $492,000 and $146,000, respectively. These costs are being amortized over a two to five-year useful life.

During the three months ended May 31, 2006 and 2005 amortization expense related to product software development costs was approximately $55,000 and $43,000, respectively. During the six months ended May 31, 2006 and 2005 amortization expense related to product software development costs was approximately $99,000 and $79,000, respectively. Accumulated amortization was $714,768 and $525,609 at May 31, 2006 and 2005, respectively. Estimated amortization expense is $288,000 for fiscal year 2006, $381,000 for fiscal year 2007, $324,000 for fiscal year 2008, $296,000 for fiscal year 2009 and $240,000 for the fiscal years thereafter.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 9 - Restricted Cash

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company's captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2006. These funds are classified as noncurrent assets as the cash is not available for current operations and the Company has intent on extending the letter of credit at the time of expiration.

On May 18, 2006 the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish a cash reserve in the amount of approximately $456,000. The funds were deposited within the reserve account in June 2006. These funds are classified as noncurrent assets as the cash is not available for current operations.

Note 10 - Acquired Intangibles

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

The following table summarizes the estimated fair value of the assets acquired and their balances as of May 31, 2006:

                                            Original Fair         Accumulated         Net Book       Useful Life
                                                Value            Amortization           Value         in Years
                                           ---------------      --------------     ---------------  -------------
HEM:
Covenant not to compete                    $       483,363     $      (108,757)   $        374,606        5
Acquired technology                                 46,307             (10,419)             35,888        5

DMT:
Software and contents                              299,348             (39,913)            259,435        5
Assembled workforce                                 45,117              (7,740)             37,377        4
                                           ---------------     ---------------     ---------------
                                           $       874,135     $      (166,829)    $       707,306
                                           ===============     ===============     ===============

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 10 - Acquired Intangibles - (continued)

During the three months ended May 31, 2006 amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,169, $2,315, $14,967 and $2,820, respectively. During the six months ended May 31, 2006 amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $48,336, $4,631, $29,935 and $5,639, respectively. During the three and six month period ended May 31, 2005, amortization expense related to covenant not to compete and acquired technology were $12,084 and $1,158, respectively, and no amortization expense related to software and contents and assembled workforce was recorded as the acquisition of DMT did not occur until the fourth quarter of fiscal 2005. Estimated amortization expense is $177,000 for fiscal years 2006, 2007 and 2008 and $175,000 for fiscal year 2009 and $90,000 for the fiscal year thereafter.

Note 11 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. ("HM"). The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of May 31, 2006, the Company has recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

The Company has a 33.33% interest in HealthSuite Partners, LLC ("HSP"). The management agreement provides for profits and losses to be allocated based on the Company's 33.33% interest. As of May 31, 2006, the Company has recorded losses to date of approximately $189,000 bringing its investment in this joint venture to approximately $31,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of May 31, 2006 approximately $673,000 is due from this joint venture, which is included in non-current accounts receivable representing a withhold against performance guarantees.

Note 12 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                             May 31, 2006         November 30,
                                                              (Unaudited)            2005
                                                            -------------        -------------
         Account payable trade                              $     855,297        $   1,010,163
         Insurance premiums payable                                40,292               58,867
         Professional fees payable                                372,112              305,080
         Other accrued expenses - none in
           excess of 5% of current liabilities                    311,757              203,275
                                                            -------------        -------------
                                                            $   1,579,458        $   1,577,385
                                                            =============        =============

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 13 - Medical Claims Reserve

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported (IBNR) reserve as of the period indicated:

                                                                                  For the Six
                                                                                  Months Ended
                                                                                  May 31, 2006
                                                                                ---------------
          IBNR as of December 1, 2005                                           $             -
          Health care claim expenses incurred during the period                         103,824
          Health care claims paid during the period                                     (38,434)
                                                                                ---------------
          IBNR as of February 28, 2006                                          $        65,390

          Health care claim expenses incurred during the period                         267,207
          Health care claims paid during the period                                    (208,735)
                                                                                ---------------
          IBNR as of May 31, 2006                                               $       123,862
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

Note 14 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of May 31, 2006 and November 30, 2005 there were $103,940 and $39,000 outstanding under these provisions, respectively.

Note 15 - Business Segment Information

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15 - Business Segment Information - (continued)

Summarized financial information by operating segment for three and six months ended May 31, 2006 and 2005 is as follows:

                                                Three Months Ended May 31, 2006

                                      Disease      Managed       Health &
                                    Management       Care        Wellness      General                      Total
                                     Services      Services      Programs     Corporate    Elimination   Consolidated
                                   -----------    ----------   -----------    ----------   -----------  -------------
Revenues                           $ 1,608,699    $  312,996   $         -    $        -   $        -   $   1,921,695
Revenues - related parties              20,610             -             -             -      (20,610)              -
Cost of revenues/medical expenses    1,413,359       267,207             -             -            -       1,680,566
General operating expenses           1,561,867       902,563       555,941       414,992      (20,610)      3,414,753
Loss before income taxes            (1,345,917)     (856,774)     (555,941)     (414,992)           -      (3,173,624)

Depreciation and amortization           78,655           442        47,161        67,505            -         193,763
Expenditures for long-lived
  assets                               100,317        35,135       210,274         9,760            -         355,486

                                                Three Months Ended May 31, 2005

                                      Disease      Managed       Health &
                                    Management       Care        Wellness      General                      Total
                                     Services      Services      Programs     Corporate    Elimination   Consolidated
                                   -----------    ----------   -----------    ----------   -----------  -------------
Revenues                           $ 5,462,897    $        -   $         -    $        -   $        -   $   5,462,897
Cost of revenues/medical expenses    1,850,521             -             -             -            -       1,850,521
General operating expenses           1,962,756       261,033        48,314       441,282            -       2,713,385
Income (loss) before income taxes    1,649,620      (261,033)      (48,314)     (441,282)           -         898,991
Depreciation and amortization           69,916             -        13,242        65,932            -         149,090
Expenditures for long-lived
  assets                                95,571             -       529,670        15,855            -         641,096

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15 - Business Segment Information - (continued)

                                                  Six Months Ended May 31, 2006

                                      Disease      Managed       Health &
                                    Management       Care        Wellness      General                      Total
                                     Services      Services      Programs     Corporate    Elimination   Consolidated
                                   -----------    ----------   -----------    ----------   -----------  -------------
Revenues                           $ 4,666,233    $  438,085   $         -    $        -   $        -   $   5,104,318
Revenues - related parties              28,620             -             -             -      (28,620)              -
Cost of revenues/medical expenses    3,208,424       371,031             -             -            -       3,579,455
General operating expenses           3,454,049     1,841,634     1,053,297       859,462      (28,620)      7,179,822
Loss before income taxes            (1,967,620)   (1,774,580)   (1,053,297)     (859,462)           -      (5,654,959)
Depreciation and amortization          147,474           442        93,699       134,101            -         375,716
Expenditures for long-lived
  assets                               298,439        35,135       210,274        45,107            -         588,955
Identifiable assets                  7,146,937       730,942       963,744    19,094,668   (1,361,491)     26,574,800

                                                  Six Months Ended May 31, 2005

                                      Disease      Managed       Health &
                                    Management       Care        Wellness      General                      Total
                                     Services      Services      Programs     Corporate    Elimination   Consolidated
                                   -----------    ----------   -----------    ----------   -----------  -------------
Revenues                           $10,218,383    $        -   $         -    $        -   $        -   $  10,218,383
Cost of revenues/medical expenses    3,672,007             -             -             -            -       3,672,007
General operating expenses           3,964,553       261,033        48,314       441,282            -       4,715,182
Income (loss) before income taxes    2,581,823      (261,033)      (48,314)     (441,282)           -       1,831,194
Depreciation and amortization          197,822             -        13,242        65,932            -         276,996
Expenditures for long-lived
  assets                               146,288             -       529,670        15,855            -         691,813
Identifiable assets                  7,153,164         4,592       520,985    21,257,535     (373,386)     28,562,890


Related party revenue represents an agreement entered into by QMedCare Dakota, LLC with QMed Inc. on January 1, 2006 for disease management services in connection with the administration of the SNP in South Dakota.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Share-Based Compensation

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

For the three months and six months ended May 31, 2005, we recorded compensation expense under APB No. 25 of approximately $15,000 and $31,000, respectively. This expense resulted from the grant of stock options to directors of the Company in June 2004. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period.

Effective December 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended May 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and
2) compensation cost for all share-based payments granted on or after December 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three months and six months ended May 31, 2006, we recognized share-based compensation cost of $504,042 and $946,628, respectively, which consisted of $60,739 and $130,045 in cost of services and $408,862 and $745,610 in selling, general and administrative expenses and $34,441 and $70,973 in research and development, respectively. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three and six months ended May 31, 2006 totaling $504,042 and $946,628, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three and six months ended May 31, 2006 was $.03 and $.06 per share, respectively.

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended May 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended May 31, 2005.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Share-Based Compensation - (continued)

                                 Three Months Ended            Six Months Ended
                                    May 31, 2005                 May 31, 2005
                                  ---------------              ---------------
                                    (unaudited)                  (unaudited)
    Net income, as reported       $       870,991              $     1,745,794

    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax
    effects                              (318,546)                    (524,432)
                                  ---------------              ---------------

    Pro forma net income          $       552,445              $     1,221,362
                                  ===============              ===============

    Weighted average common
    shares outstanding                 16,578,310                   16,212,014

    Dilutive effect of stock
    options and warrants                1,876,540                    2,079,253
                                  ---------------              ---------------

    Diluted shares outstanding         18,454,850                   18,291,267
                                  ===============              ===============

    Income (loss) per share:

    Basic, as reported            $           .05              $           .11
                                  ===============              ===============

    Diluted, as reported          $           .05              $           .10
                                  ===============              ===============

    Basic, pro forma              $           .03              $           .08
                                  ===============              ===============

    Diluted, pro forma            $           .03              $           .07
                                  ===============              ===============

Potentially dilutive options and warrants to purchase 1,585,263 and 1,697,800 shares of the common stock were outstanding for the three and six months ending May 31, 2006 but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 342,694 and 7,344 shares of common stock were outstanding as of May 31, 2006 and 2005, respectively, but were also not included in the computation of diluted (loss) earnings per share for the three months ended May 31, 2006 and 2005 and options to purchase 406,194 and 99,009 shares of common stock were outstanding as of May 31, 2006 and 2005, respectively, but were also not included in the computation of diluted (loss) earnings per share for the six months ended May 31, 2006 and 2005 because the option exercise price was greater than the average market price of the common shares.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Share-Based Compensation - (continued)

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company's annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At May 31, 2006, we have reserved approximately 1,395,896 shares for future equity grants.

As of May 31, 2006, there was $3,142,444 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

For the three and six months ended May 31, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

For the three and six months ended May 31, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience.


The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three and six months ended May 31, 2006 and 2005:

                                          Three Months Ended           Six Months Ended
                                               May 31,                     May 31,
                                         2006          2005          2006         2005
                                      -------------------------  --------------------------
 Weighted average grant -
   date fair value of options            $3.12         $4.67        $4.65         $5.56

 Assumptions:
   Expected volatility                   64.1%         65.8%        64.1%         65.8%
   Expected dividends                      --            --           --             --
   Expected term (in years)               4.0           5.5          4.0           5.5
   Risk-free rate                         4.9%          4.0%         4.4%          3.8%

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 16 - Share-Based Compensation - (continued)
Stock Options - (continued)


A summary of option activity as of May 31, 2006 and changes during the six months then ended is presented below:

                                                                                      Weighted
                                                                                      Average           Aggregate
                                                              Weighted Average       Remaining       Intrinsic Value
                Options                         Shares         Exercise Price     Contractual Term       ($000s)
----------------------------------------- ------------------- ------------------ ----------------- -------------------
Outstanding at December 1, 2005                    1,782,328              $7.02
Granted                                              283,741              10.50
Exercised                                             (9,347)              4.23
Forfeited or expired                                  (9,486)              8.52
                                          -------------------

Outstanding at February 28, 2006                   2,047,236               7.54
Granted                                               42,500               8.89
Exercised                                             (4,398)              6.94
Forfeited or expired                                  (6,763)              8.83
                                          -------------------

Outstanding at May 31, 2006                        2,078,575               7.57               7.1          $1,094,356
                                          ===================

Exercisable at May 31, 2006                        1,291,929               6.27               6.2          $1,050,841
                                          ===================

The total intrinsic value, which represents the difference between the underlying stock's market price and the option's exercise price, of options exercised during the three months ended May 31, 2006 and 2005 was $8,637 and $390,059, respectively. The total intrinsic value, which represents the difference between the underlying stock's market price and the option's exercise price, of options exercised during the six months ended May 31, 2006 and 2005 was $62,487 and $571,745, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the six months ended May 31, 2006 and 2005 was $111,819 and $428,809, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the six months ended May 31, 2006 and 2005.

During the year ended November 30, 2005, the Company also granted stock options to certain board members. The fair value of these options was estimated at the date of grant, which was determined to be the measurement date, using a Black Scholes option pricing model. The vesting period for these options is one year. The value of these options for the year ended November 30, 2005 was approximately $111,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the three and six months ended May 31, 2006 was approximately $27,500 and $55,000, respectively.

As of May 31, 2006, the Company also has 1,674,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

Note 17 - Line of Credit

In September 2001, the Company entered into a loan agreement with Wachovia Bank, National Association, formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank's reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2006. Borrowings under this line of credit were $-0- at May 31, 2006 and November 30, 2005.

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 18 - Stockholders' Equity

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

Note 19 - Sale of Intellectual Property

On May 22, 2006 the Company entered into an agreement to amend a certain patent license agreement with a third party resulting in the sale of the patent for $450,000. The Company received the proceeds from the sale on May 26, 2006. Accordingly, the proceeds from the transaction were recorded within other income.

Note 20 - Commitments and Contingencies

Litigation
----------
On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

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

                           QMED, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 20 - Commitments and Contingencies - (continued)
Litigation - (continued)

HCF/Gallagher
-------------
On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has answered the complaint, denying all material allegations thereof, and asserting certain affirmative defenses. Discovery has begun between the parties with extensive document production. Some depositions have been noticed. At this stage, management is unable to predict the outcome of this matter.

Other Claims
------------
The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any additional amounts we may be required to pay will not have a material effect on the financial statements.

Statutory Reserves
------------------
New Jersey
----------
The Company has committed to maintain an administrative statutory reserve and a minimum net worth requirement as required by the State of New Jersey Department of Banking and Insurance. Accordingly, the Company deposited funds deposited approximately $456,000, which has been properly reflected within the balance sheet at May 31, 2006, in the statutory reserve account and made a capital contribution of $2.5 million to QmedCare of New Jersey in June 2006.

South Carolina
--------------
The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of May 31, 2006, the Company was in compliance with this requirement.

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

Purchase Commitments
--------------------
The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the company's operations or financial condition. As of May 31, 2006 total open commitments under these purchase orders are approximately $286,000.

Note 21 - Subsequent Events

Effective June 12, 2006, the Company changed the name of its subsidiary Health E Monitoring, Inc. to Forward Health, Inc.

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

Overview
--------------------------------------------------------------------------------

We are a provider of disease management services to health plans and to the federal government through its Medicare program. Our disease management services are provided by QMed, Inc. and IHMC. Our services assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease ("CAD"), stroke, heart failure ("CHF"), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. We also, to a limited extent, manufacture and sell diagnostic medical equipment to primary care physicians. We also established QMedCare, Inc., a wholly owned subsidiary, to provide health insurance services and also acquired Health E Monitoring, Inc., a wholly owned subsidiary, to provide wellness and weight management programs.

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

On March 20, 2006, QMed Inc. through its wholly owned subsidiaries submitted several applications for Medicare Advantage Special Needs Plans to the Centers for Medicare and Medicaid Services (CMS). The Company fulfilled its previously announced intention and filed an application for a wholly owned SNP in New Jersey. On May 18, 2006, the Company received approval of its application from the State of New Jersey Department of Banking and Insurance and has a license to operate as an HMO within the State. In addition, the Company also filed for programs through arrangements with existing health plans in other regions, including two projects in Florida and an expansion in South Dakota.

Forward Health, Inc. (formerly Health e Monitoring, Inc.)

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

Effective June 12, 2006, the Company changed the name of its subsidiary Health E Monitoring, Inc. to Forward Health, Inc.

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the three and six months ended May 31, 2006. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the three months ended May 31, 2006, approximately 54% of disease management services were derived from one customer. During the six months ended May 31, 2006, approximately 67% of disease management services were derived from three customers that each comprised more than 10% of the Company's revenue. As of May 31, 2005, approximately 65.0% of disease management services were derived from these three health plans.

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

                                                                                             For the           For the
                                                                                              Three              Six
                              For the Three Months Ended         For the Six Months           Months            Months
                                        May 31,                     Ended May 31,           Ended May 31,    Ended May 31,
                              ----------------------------    --------------------------    -------------    -------------
                                                                                              2006 vs.         2006 vs.
                                 2006             2005           2006           2005            2005             2005
                              ------------     -----------    -----------    -----------    -------------    -------------
Revenue                         100.0  %         100.0  %      100.0  %       100.0  %        (64.8)  %         (50.0) %
Cost of revenue                  87.5             33.9          70.1           35.9            (9.2)             (2.5)
                              ---------        -------        --------       --------
Gross Profit                     12.5             66.1          29.9           64.1           (93.3)            (76.7)
Selling general and
  administrative                187.3             38.3         138.6           37.1            72.0              86.6

Research and development         22.4              5.7          17.3            5.6            39.5              52.9
                              ---------        -------        --------       --------

(Loss) income from
  operations                   (197.2)            22.1        (126.0)          21.4          (412.8)           (395.2)

Interest expense                 (0.3)            (0.1)         (0.2)          (0.1)          (30.0)            (23.3)
Interest income, net              9.9              1.5           7.4            1.2           136.3             209.5

Loss on operations of joint
  venture                        (1.0)            (7.1)         (0.8)          (4.6)          (95.2)            (91.6)
Other income                     23.4              *             8.8            *               *                 *
                              ---------        -------        --------       --------

(Loss) income before tax
  benefit (provision)          (165.1)            16.4        (110.8)          17.9          (453.0)           (408.8)
Income tax (provision)
  benefit                        (0.1)            (0.5)          0.9           (0.8)            *                 *
                              ---------        -------        --------       --------
Net (loss) income              (165.2)            15.9        (109.9)          17.1          (464.6)           (421.2)
                              =========        =======        ========       ========

* Not meaningful

Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005

Revenue for the three months ended May 31, 2006 decreased approximately $3.5 million or 64.8% as compared to the three months ended May 31, 2005. This decrease is attributable to (i) a decrease of approximately $3.5 million in revenue related to the expiration of four contracts that were not renewed; (ii) a decrease of approximately $159,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; and (iii) a decrease of approximately $234,000 related to the deferred revenue that was recognized under contract with SummaCare in the second quarter of 2005. These decreases were offset by (i) an increase in revenue of approximately $82,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; and (ii) the recognition of approximately $313,000 of premium and service revenues from the commencement of the operations of DAKOTACARE'S HeartLine Plus Special Needs Plan (SNP) on January 1, 2006.

Gross profit margins for the three months ended May 31, 2006 decreased to 12.5% from 66.1% for the three months ended May 31, 2006. This decrease is related to
(i) a decrease in revenue of approximately $3.5 million attributable to the expiration of four contracts that were not renewed; (ii) approximately $142,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $61,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; and (iv) an increase of approximately $267,000 related to the medical claims associated with SNP since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by an increase of approximately $641,000 of labor and related cost reductions associated with the reduction in workforce and operating costs related to the recent loss of contracts and in efficiencies related to enhancements in our programs.

Selling, general and administrative expenses for the three months ended May 31, 2006 increased by approximately $1.5 million over the three months ended May 31, 2005. The increase was attributable to (i) an increase of approximately $374,000 in salaries related to two new executives and additional new hires for the operations of QMedCare, Inc. and Forward Health, Inc.; (ii) an increase of approximately $42,000 in travel and entertainment expenses related to development and/or launch activities associated with the SNP and Forward Health, Inc.; (iii) an increase of approximately $409,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; (iv) an increase of approximately $73,000 in recruitment costs associated with new hires; (v) an increase of approximately $244,000 in marketing and advertising expenses primarily related to the SNP and Forward Health, Inc.; (vi) an increase of approximately $198,000 of legal fees related to general corporate matters;
(vii) an increase of approximately $119,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, registration services and office space; (viii) an increase in depreciation and amortization of approximately $48,000 attributable to the intangibles associated with the acquisition of Health E Monitoring in the second quarter of fiscal year 2005 and DMT in the fourth quarter of 2006; and (ix) an increase of approximately $83,000 in actuarial services primarily attributable to the SNP projects. These increases were offset by a decrease of approximately $47,000 in fees for accounting services related to compliance with the Sarbanes Oxley Act and a decrease of approximately $80,000 in consulting fees which primarily related to the filing of the CMS application for the SNP Project in South Dakota in the second quarter of 2005. Included within selling, general and administrative expenses for the three months ended May 31, 2006 was approximately $872,000 of costs incurred related to the Managed Care Segment, of which $257,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $555,000 of costs recorded during the second quarter of 2006 (of which $459,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Forward Health Inc. We anticipate recording revenue from Forward Health, Inc. in the third quarter of fiscal year 2006. We expect to continue to incur implementation costs for both QMedCare Inc. and Forward Health, Inc. during fiscal year 2006 and anticipate these costs to increase until product launch.

Research and development expenses for the three months ended May 31, 2006 increased approximately $122,000 or 39.5% over the three months ended May 31, 2005. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $65,000 in salaries and related costs associated with new hires; (ii) an increase of approximately $22,000 in recruitment and consulting costs; and (iii) approximately $34,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments." During the three months ended May 31, 2006, there was an increase of approximately $189,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the three months ended May 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the three months ended was approximately $189,000 as compared to $80,000 for the three months ended May 31, 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for the three months ended May 31, 2006 decreased approximately $368,000 as compared to the three months ended May 31, 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Other income for the three months ended May 31, 2006 increased approximately $449,000 as compared to the three months ended May 31, 2005. The increase was attributable to the sale of a patent for $450,000 to a third party in May 2006.

Six Months Ended May 31, 2006 Compared to Six Months Ended May 31, 2005

Revenue for the six months ended May 31, 2006 decreased approximately $5.1 million or 50.0% as compared to the six months ended May 31, 2005. This decrease is attributable to (i) a decrease of approximately $5.1 million in revenue related to the expiration of four contracts that were not renewed; (ii) a decrease of approximately $291,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; and (iii) a decrease of approximately $234,000 related to the deferred revenue that was recognized under contract with SummaCare in the second quarter of 2005. These decreases were offset by (i) an increase in revenue of approximately $127,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; and (ii) the recognition of approximately $438,000 of premium and service revenues from the commencement of the operations of DAKOTACARE'S HeartLine Plus Special Needs Plan (SNP) on January 1, 2006.

Gross profit margins for the six months ended May 31, 2006 decreased to 29.9% from 64.1% for the six months ended May 31, 2006. This decrease is related to
(i) a decrease in revenue of approximately $5.1 million attributable to the expiration of four contracts that were not renewed; (ii) approximately $285,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $130,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; and (iv) an increase of approximately $371,000 related to the medical claims associated with SNP since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by an increase of approximately $900,000 of labor and related cost reductions associated with the reduction in workforce and operating costs related to the recent loss of contracts and in efficiencies related to enhancements in our programs.

Selling, general and administrative expenses for the six months ended May 31, 2006 increased by approximately $3.3 million over the six months ended May 31, 2005. The increase was attributable to (i) an increase of approximately $734,000 in salaries related to two new executives and additional new hires for the operations of QMedCare, Inc. and Forward Health, Inc.; (ii) an increase of approximately $141,000 in travel and entertainment expenses related to development and/or launch activities associated with the SNP and Forward Health, Inc.; (iii) an increase of approximately $746,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments"; (iv) an increase of approximately $699,000 in marketing and advertising expenses primarily related to the SNP and Forward Health, Inc.; (v) an increase of approximately $342,000 of legal fees related to general corporate matters; (vi) an increase of approximately $212,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, registration services and office space; (vii) an increase in depreciation and amortization of approximately $106,000 attributable to the intangibles associated with the acquisition of Health E Monitoring in the second quarter of fiscal year 2005 and DMT in the fourth quarter of 2006; and (viii) an increase of approximately $83,000 in actuarial services primarily attributable to the SNP projects. Included within selling, general and administrative expenses for the six months ended May 31, 2006 was approximately $1,815,000 of costs incurred related to the Managed Care Segment, of which $361,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $1,053,000 of costs recorded during the first six months of 2006 (of which $834,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Forward Health Inc. We anticipate recording revenue from Forward Health, Inc. in the third quarter of fiscal year 2006. We expect to continue to incur implementation costs for both QMedCare Inc. and Forward Health, Inc. during fiscal year 2006 and anticipate these costs to increase until product launch.

Research and development expenses for the six months ended May 31, 2006 increased approximately $305,000 or 52.9% over the six months ended May 31, 2005. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $210,000 in salaries and related costs associated with new hires; (ii) an increase of approximately $24,000 in travel and entertainment expenses; and (iii) approximately $71,000 in compensation costs associated with the adoption of SFAS No. 123(R) "Share Based Payments." During the six months ended May 31, 2006 there was an increase of approximately $346,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the six months ended May 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the six months ended was approximately $375,000 as compared to $121,000 for the six months ended May 31, 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for the six months ended May 31, 2006 decreased approximately $419,000 as compared to the six months ended May 31, 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Other income for the six months ended May 31, 2006 increased approximately $447,000 as compared to the six months ended May 31, 2005. The increase was attributable to the sale of a patent for $450,000 to a third party in May 2006.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. We had working capital of approximately $18.5 million at May 31, 2006 compared to approximately $23.9 million at November 30, 2005 and ratios of current assets to current liabilities of 6.6:1 as of May 31, 2006 and 8.2:1 as of November 30, 2005. The working capital decrease of approximately $5.4 million was primarily due to the net loss of approximately $5.6 million resulting in cash used in operations of approximately $2.2 million. In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and expires on September 1, 2006. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank's reference rate minus 1% or LIBOR plus 1.5%. As of May 31, 2006, no funds had been drawn and the entire $1,000,000 continued to be available under this credit line. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company's captive insurance company in South Carolina.

On May 18, 2006 the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the state of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish a statutory reserve and must maintain a minimum net worth requirement. Accordingly, the Company deposited funds deposited approximately $456,000 in the statutory reserve account and made a capital contribution of $2.5 million to QmedCare of New Jersey in June 2006.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of May 31, 2006 in the periods indicated.

              Contractual
              Obligations                                       Payments Due by Period
---------------------------------------- -----------------------------------------------------------------------------
                                             Total      Less than 1 year    1-3 years      4-5 years    After 5 years
---------------------------------------- -------------- ----------------- --------------- ------------- --------------
Long-Term Debt                           $          -   $          -      $         -     $          -  $          -
Capital Lease Obligations                     158,000        128,000           30,000                -             -
Operating Leases                            1,206,000        648,000          529,000           29,000             -
Unconditional Purchase Obligations            286,000        286,000                -                -             -
Other Long-Term Obligations                   963,000        903,000           60,000                -             -
Total Contractual Cash Obligations       $  2,613,000   $  1,965,000      $   619,000     $     29,000  $          -
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

Based on their evaluation as of May 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. Other Information

     Item 1.      Legal Proceedings

                  Alere
                  -----
                  On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated ("Alere"), seeking damages of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere's misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. ("PacifiCare") plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

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

                  HCF/Gallagher
                  -------------
                  On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. ("HCF"), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has answered the complaint, denying all material allegations thereof, and asserting certain affirmative defenses. Discovery has begun between the parties with extensive document production. Some depositions have been noticed. At this stage, management is unable to predict the outcome of this matter.

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  (a) Non applicable
..                 (b) Non applicable
                  (c) None

         Item 3.  Defaults upon Senior Securities
                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  The following is a report of the voting results of the Company's annual shareholders meeting held on April 28, 2006.

                  The proposal to elect nine directors, as described in the Company's proxy statement for its annual meeting of shareholders held on April 28, 2006, was approved. The directors were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

                       Director              Votes For        Withhold Authority

                    Michael W. Cox           15,565,143           786,422
                    Jane A. Murray           15,997,154           354,411
                    Bruce F. Wesson          15,564,410           787,155
                    David Feldman            16,295,858            55,707
                    Richard I. Levin         15,440,706           910,859
                    Lucia L. Quinn           16,296,458            55,107
                    John J. Gargana, Jr.     16,296,191            55,374
                    A. Bruce Campbell        16,296,691            54,874
                    John P. Zanotti          16,296,358            55,207

                  The proposal to ratify the appointment of Amper, Politziner & Mattia, P.C. as the Company's independent auditors for the fiscal year ending November 30, 2006 was approved. The tabulation was as follows:

                      Votes For          Votes Against        Votes Abstain

                      16,269,840              17,900             63,825

                  The proposal to ratify the amendments to the Company's 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. The tabulation was as follows:

                      Votes For          Votes Against        Votes Abstain

                      8,185,084             1,135,027            100,077

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


July 5, 2006                                  QMed, Inc.


                                              By:  /s/ Michael W. Cox
                                                 -------------------------------
                                                 Michael W. Cox
                                                 President and Chief Executive
                                                 Officer


                                              By: /s/ William T. Schmitt, Jr.
                                                 -------------------------------
                                                 William T. Schmitt, Jr.
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer