Form 10-Q
period 2006-08-31
QMED INC
filed 2006-10-10
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  August 31, 2006 or

☐  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from _________________ to ___________________.

Commission file number 0-11411

QMed, Inc.
(Exact name of small business issuer in its charter)

Delaware	22-2468665
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

25 Christopher Way, Eatontown, New Jersey	07724
(Address to principal executive offices)	(Zip Code)

(732) 544-5544
(Issuer’s telephone number, including area code)

N/A
Former Name, Former Address and Former Fiscal Year,
if Changed Since Las Report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒    Yes    ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒    Yes    ☐    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes    ☒    No

The number of shares of Common Stock, no par value, of the issuer outstanding as of  October 3, 2006 was 16,884,474.

                                           QMED, INC. AND SUBSIDIARIES
                                                    FORM 10-Q

                                      For the Quarter Ended August 31, 2006

                                                      INDEX

                                                                                                                   Page
Part I. Financial Information

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of August 31, 2006 and November 30, 2005.............     1

                  Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                   August 31, 2006 and 2005.....................................................................     2

                  Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine
                   Months Ended August 31, 2006 and 2005........................................................     3

                  Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended August
                   31, 2006.....................................................................................     4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2006 and
                   2005.........................................................................................     5

Part II Other Information

Signature

Certifications

Part I.
Item 1. Financial Statements

QMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2006 (unaudited)	November 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,726,196	$4,051,046
Investments	14,481,052	19,348,503
Accounts receivable, net of allowances of $44,844 and $76,518,
respectively	1,878,714	3,377,495
Inventory, net of reserve	30,230	30,887
Prepaid expenses and other current assets	416,310	411,608

	19,532,502	27,219,539
Property and equipment, net of accumulated depreciation	1,055,563	1,058,295
Product software development costs, net	1,896,162	1,161,083
Restricted cash and cash equivalents, non-current	705,881	-
Accounts receivable, non-current	337,239	271,809
Acquired intangibles, net	663,036	795,848
Other assets	127,760	128,794
Investment in joint ventures	27,193	37,998

	$24,345,336	$30,673,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,071,247	$1,577,385
Medical claims reserve	165,755	-
Leases payable, current portion	93,106	146,483
Accrued salaries and commissions	413,700	721,792
Fees reimbursable to health plans	126,560	39,000
Contract billings in excess of revenue	1,448,361	744,743
Deferred warranty revenue	9,600	12,253
Income taxes payable	-	62,610

	4,328,329	3,304,266
Leases payable - long term	20,141	76,005
Contract billings in excess of revenue, long term	337,239	271,809

	4,685,709	3,652,080
Commitments and Contingencies	-	-
Stockholders' equity
Common stock $.001 par value; 40,000,000 shares authorized;
16,851,265 and 16,804,846 shares issued and 16,829,265 and
16,782,846 outstanding, respectively	16,851	16,805
Paid-in capital	52,766,121	51,219,617
Accumulated deficit	(33,043,418)	(24,118,472)
Accumulated other comprehensive loss
Unrealized loss on securities available for sale	(4,302)	(21,039)

	19,735,252	27,096,911
Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)

Total stockholders' equity	19,659,627	27,021,286

	$24,345,336	$30,673,366

See Accompanying Notes to Condensed Consolidated Finanical Statements

QMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2005	For the Nine Months Ended August 31, 2006	For the Nine Months Ended August 31, 2005
Revenue	$2,202,270	$5,504,634	$7,306,588	$15,723,017
Cost of revenue	1,371,709	1,827,313	4,951,164	5,499,320

Gross profit	830,561	3,677,321	2,355,424	10,223,697

Selling, general and
administrative expenses	4,025,951	2,062,529	11,099,815	5,853,627
Research and development expenses	298,836	347,434	1,180,866	924,286

(Loss) income from operations	(3,494,226)	1,267,358	(9,925,257)	3,445,784
Interest expense	(4,337)	(6,967)	(15,146)	(21,052)
Interest income	201,833	140,371	577,152	261,653
Loss in operations of
joint ventures	(18,927)	(334,825)	(57,365)	(792,103)
Other income	-	-	450,000	2,849

(Loss) income before income tax
provision	(3,315,657)	1,065,937	(8,970,616)	2,897,131
(Provision) benefit for income taxes	(1,744)	(73,000)	45,670	(158,400)

Net (loss) income	$(3,317,401)	$992,937	$(8,924,946)	$2,738,731

Basic (loss) earnings per share
Weighted average shares outstanding	16,823,885	16,687,769	16,804,457	16,370,175

Basic (loss) earnings per share	$(.20)	$.06	$(.53)	$.17

Diluted (loss) earnings income per share
Weighted average shares outstanding	16,823,885	18,559,698	16,804,457	18,343,191

Diluted (loss) earnings per share	$(.20)	$.05	$(.53)	$.15

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2005	For the Nine Months Ended August 31, 2006	For the Nine Months Ended August 31, 2005
Net (loss) income	$(3,317,401)	$992,937	$(8,924,946)	$2,738,731
Other comprehensive income
Unrealized gain (loss) on securities
available for sale	(1,424)	(5,348)	16,737	(19,135)
Less: reclassification adjustment for
(gains) losses included in net income
(loss)	-	-	-	6,584

Comprehensive (loss) income	$(3,318,825)	$987,589	$(8,908,209)	$2,726,180

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended August 31, 2006
(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance – November 30, 2005	16,804,846	$16,805	$51,219,617	$(24,118,472)	$(21,039)	22,000	$(75,625)	$27,021,286

Exercise of stock options and warrants	44,245	44	128,274					128,318

Issuance in connection with the Directors Equity Plan	2,174	2	20,303					20,305

Share-based employee compensation expense			1,300,367					1,300,367

Share-based non-employee compensation expense			14,497					14,497
Amortization of non-employee stock options			83,063					83,063

Net loss for the nine months ended August 31, 2006				(8,924,946)				(8,924,946)

Change in unrealized holding losses on securities available for sale					16,737			16,737

Balance – August 31, 2006	16,851,265	$16,851	$52,766,121	$(33,043,418)	$(4,302)	22,000	$(75,625)	$19,659,627

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended August 31, 2006	For the Nine Months Ended August 31, 2005
Cash flows from operating activities:
Net (loss) income	$(8,924,946)	$2,738,731
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Gain on sale of investments	-	6,584
Loss in operations of joint ventures	57,365	792,103
Depreciation and amortization	605,343	440,270
Provision for loss on accounts receivable	9,283	18,800
Provision for slow-moving inventory	-	9,632
Share-based employee compensation expense	1,300,367	-
Share-based non-employee compensation expense	34,802	28,232
Amortization of non-employee stock options	83,063	49,167
Amortization of bond discounts and premiums	(43,193)	(43,746)
(Increase) decrease in
Accounts Receivable	1,424,068	(1,415,094)
Inventory	657	(7,463)
Due from arbitration settlement	-	(500,000)
Prepaid expenses and other current assets	(4,702)	72,682
Increase (decrease) in
Accounts payable and accrued liabilities	302,212	77,174
Medical claims reserve	165,755	-
Contract billings in excess of revenues and deferred revenue	766,395	1,248,228
Other, net	(67,966)	(32,485)

Total adjustments	4,633,449	744,084

Net cash (used in) provided by operating activities	(4,291,497)	3,482,815

Cash flows from investing activities:
Proceeds from sale of securities available for sale	8,085,001	6,121,012
Purchases of securities available for sale	(3,157,620)	(24,609,606)
Investment in restricted cash and cash equivalents - long term	(705,881)	-
Capital expenditures	(278,194)	(60,878)
Product software development expenditures	(920,294)	(333,616)
Cash paid for acquisition	-	(200,000)
Investment in joint venture	(75,442)	(276,217)

Net cash provided by (used in) investing activities	2,947,570	(19,359,305)

Cash flows from financing activities:
Payments for capital leases	(109,241)	(103,122)
Proceeds from issuance of common stock and investment rights, net	-	13,818,850
Proceeds from exercise of stock options	128,318	664,367

Net cash provided by financing activities	19,077	14,380,095

Net decrease in cash and cash equivalents	(1,324,850)	(1,496,395)
Cash and cash equivalents at beginning of period	4,051,046	3,292,571

Cash and cash equivalents at end of period	$2,726,196	$1,796,176

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,146	$21,052
Income taxes	111,939	160,190
Non-cash investing activities:
Issuance of 36,425 shares of common stock in connection
with acquisition	-	$300,000
See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2006. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. (“IHMC”); QMedCare, Inc., its wholly owned subsidiaries; QMedCare of New Jersey, Inc., Forward Health, Inc. (formerly Health E Monitoring Inc.); and QMed, Inc.‘s majority owned (83%) inactive subsidiary HeartMap, Inc. In December 2005, the Company dissolved HeartMap, Inc. resulting in no impact to the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005.

Note 2 – Revenue Recognition

Disease Management

The Company enters into contractual arrangements with health plans and government agencies to provide disease management services. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company’s fees may be “performance-based”. Performance-based contracts have varying degrees of risk associated with the Company’s ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company’s performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a liability entitled “contract billings in excess of revenue.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives; actual results could differ from those estimates. As of August 31, 2006, based on information and data available, the Company has deferred approximately $1,786,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 – Revenue Recognition – (continued)

Disease Management — (continued)

The majority of contract billings in excess of revenue on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenue from these contracts. During the three months ended August 31, 2006, approximately 48% of disease management services were derived from a contract with a joint venture, of which the Company is a member. During the nine months ended August 31, 2006 approximately 53% of disease management services was derived from two contracts, one with the joint venture, each totaling more than 10% of the Company’s revenues. Subsequent to August 31, 2006, the Company received notification that the joint venture’s contract with HealthPartners, a Minnessota managed care organization, would not be extended beyond April 5, 2007. Revenue under this joint venture contract represented approximately 48% and 39% of disease management revenue for the three and nine months ended August 31, 2006, respectively.

Managed Care Services

The Company’s captive insurance company entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. The SNP offers comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as billed by the physician. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, or IBNR classified as “medical claims reserve” on the condensed consolidated balance sheet. Since this is a new plan, the Company estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

The Company also entered into an agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

Note 3 – Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company amortizes other identifiable intangible assets, such as acquired technologies and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company also assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 – Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral, contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 5 – Investments in Securities

Investment in securities available-for-sale as of August 31, 2006 were as follows:

	Cost	Market Value	Unrealized Gain (Loss)
Corporate debt and other securities	$14,485,354	$14,481,052	$(4,302)

Note 6 – Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts. As of August 31, 2006, accounts receivable included $11,968 of insurance premiums due from the reinsurer for coverage.

Note 7 – Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

	August 31, 2006 (Unaudited)	November 30, 2005
Raw materials (component parts)	$114,926	$116,873
Finished units	26,364	25,074

Total inventory	$141,290	$141,947
Reserve for slow moving inventory	(111,060)	(111,060)

Net inventory	$30,230	$30,887

Note 8 – Product Software Development Costs

During the three months ended August 31, 2006 and 2005, the Company capitalized approximately $428,000 and $187,000, respectively, in product software development costs. During the nine months ended August 31, 2006 and 2005, the Company capitalized approximately $920,000 and $333,000, respectively. These costs are being amortized over a two to five-year useful life.

During the three months ended August 31, 2006 and 2005 amortization expense related to product software development costs was approximately $86,000 and $44,000, respectively. During the nine months ended August 31, 2006 and 2005 amortization expense related to product software development costs was approximately $185,000 and $123,000, respectively. Accumulated amortization was $804,745 and $569,900 at August 31, 2006 and 2005, respectively. Estimated amortization expense is $291,000 for fiscal year 2006, $466,000 for fiscal year 2007, $410,000 for fiscal year 2008, $381,000 for fiscal year 2009 and $328,000 for fiscal year 2010.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Restricted Cash and Cash Equivalents

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company’s captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2006. These funds are classified as noncurrent assets as the cash is not available for current operations and the Company has intent on extending the letter of credit at the time of expiration. The funds are currently invested in a money market account.

On May 18, 2006 the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish a cash reserve in the amount of approximately $456,000. These funds are classified as noncurrent assets as the cash is not available for current operations. The funds are currently invested in certificates of deposit.

Note 10 – Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Health e Monitoring, Inc. (“HEM”). HEM has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. Pursuant to FAS No. 141 the direct costs to acquire HEM have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement HEM’s existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

The following table summarizes the estimated fair value of the assets acquired and their balances as of August 31, 2006:

	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
HEM:
Covenant not to compete	$483,363	$(132,925)	$350,438	5
Acquired technology	46,307	(12,734)	33,573	5

DMT:
Software and contents	299,348	(54,880)	244,468	5
Assembled workforce	45,117	(10,560)	34,557	4
	$874,135	$(211,099)	$663,036

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Acquired Intangibles – (continued)

During the three months ended August 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,169, $2,315, $14,967 and $2,820, respectively. During the nine months ended August 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $72,505, $6,946, $44,902 and $8,460, respectively. During the three and nine month period ended August 31, 2005, amortization expense related to covenant not to compete and acquired technology were $26,483 and $39,725, respectively, and no amortization expense related to software and contents and assembled workforce was recorded as the acquisition of DMT did not occur until the fourth quarter of fiscal 2005. Estimated amortization expense is $177,000 for fiscal years 2006, 2007 and 2008, $175,000 for fiscal year 2009 and $90,000 for the fiscal year thereafter.

Note 11 – Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. (“HM”). The management agreement provides for profits and losses to be allocated based on the Company’s 50% interest. As of August 31, 2006, the Company has recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

The Company has a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provides for profits and losses to be allocated based on the Company’s 33.33% interest. As of August 31, 2006, the Company has recorded losses to date of approximately $208,000 bringing its investment in this joint venture to approximately $27,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of August 31, 2006, approximately $876,000 is due from this joint venture, of which approximately $539,000 is included in accounts receivable and approximately $337,000 in non-current accounts receivable, representing a withhold against performance guarantees.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

                                                             August 31,
                                                                2006             November 30,
                                                             (Unaudited)             2005
                                                         -----------------     ----------------

         Account payable trade                           $      1,214,143      $     1,010,163
         Insurance premiums payable                               129,465               58,867
         Professional fees payable                                481,598              305,080
         Other accrued expenses - none in
           excess of 5% of current liabilities                    246,041              203,275
                                                         ----------------      ---------------
                                                         $      2,071,247      $     1,577,385
                                                         ================      ===============

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Medical Claims Reserve

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported (IBNR) reserve as of the period indicated:

For the Nine Months Ended August 31, 2006
IBNR as of December 1, 2005	-
Health care claim expenses incurred during the period	103,824
Health care claims paid during the period	(38,434)

IBNR as of February 28, 2006	$65,390
Health care claim expenses incurred during the period	267,207
Health care claims paid during the period	(208,735)

IBNR as of May 31, 2006	$123,862
Health care claim expenses incurred during the period	371,672
Health care claims paid during the period	(329,779)

IBNR as of August 31, 2006	$165,755

Included in the health care claim expenses incurred during the period is our provision for the IBNR reserve. Since the SNP is a new plan, the Company’s estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics.

Note 14 – Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of August 31, 2006 and November 30, 2005 there were $126,560 and $39,000 outstanding under these provisions, respectively.

Note 15 – Business Segment Information

The Company presents segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Business Segment Information – (continued)

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

Summarized financial information by operating segment for three and six months ended August 31, 2006 and 2005 is as follows:

                                                            Three Months Ended August 31, 2006

                                       Disease        Managed       Health &
                                      Management        Care        Wellness      General                       Total
                                       Services       Services      Programs     Corporate    Elimination   Consolidated
Revenue                              $ 1,763,429    $   438,841    $       -    $         -     $      -     $ 2,202,270
Revenue - related parties                 31,500              -            -              -      (31,500)              -
Cost of revenue/medical expenses       1,000,037        371,672            -              -            -       1,371,709
General operating expenses             1,073,964      1,160,192      542,521      1,401,041      (31,500)      4,146,218
Loss before income taxes                (279,072)    (1,093,023)    (542,521)    (1,401,041)           -      (3,315,657)
Depreciation and amortization            104,947          1,981       51,236         71,463            -         229,627
Expenditures for long-lived assets       228,976          9,341      316,431         54,786            -         609,534

                                                            Three Months Ended August 31, 2005

                                       Disease        Managed       Health &
                                      Management        Care        Wellness      General                       Total
                                       Services       Services      Programs     Corporate    Elimination   Consolidated
Revenue                              $ 5,504,634    $         -    $       -    $         -     $     -      $ 5,504,634
Cost of revenue/medical expenses       1,827,313              -            -              -           -        1,827,313
General operating expenses             1,927,692        154,029      144,158        385,505           -        2,611,384
Income (loss) before income taxes      1,749,629       (154,029)    (144,158)      (385,505)          -        1,065,937
Depreciation and amortization             69,598              -       26,483         67,193           -          163,274
Expenditures for long-lived assts        187,327              -            -        138,094           -          325,421
assets

                                                      QMED, INC. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 - Business Segment Information - (continued)

                                                             Nine Months Ended August 31, 2006

                                       Disease        Managed       Health &
                                      Management        Care        Wellness      General                       Total
                                       Services       Services      Programs     Corporate   Elimination   Consolidated
Revenue                              $ 6,429,662    $   876,926  $         -    $         - $         -      $ 7,306,588
Revenue - related parties                 60,120              -            -              -     (60,120)               -
Cost of revenue/medical expenses       4,208,461        742,703            -              -           -        4,951,164
General operating expenses             4,528,013      3,001,826    1,595,818      2,260,503     (60,120)      11,326,040
Loss before income taxes              (2,246,692)    (2,867,603)  (1,595,818)    (2,260,503)          -       (8,970,616)
Depreciation and amortization            252,420          2,423      144,936        205,564           -          605,343
Expenditures for long-lived assets       527,414         44,476      526,705         99,893           -        1,198,488
Identifiable assets                    8,915,098      3,849,176    1,218,751     14,672,593  (4,310,282)      24,345,336

                                                             Nine Months Ended August 31, 2005

                                       Disease        Managed       Health &
                                      Management        Care        Wellness      General                       Total
                                       Services       Services      Programs     Corporate   Elimination   Consolidated
Revenue                              $15,723,017    $         -   $        -    $         - $         -      $15,723,017
Cost of revenue/medical expenses       5,499,320              -            -              -           -        5,499,320
General operating expenses             5,892,245        415,062      192,472        826,787           -        7,326,566
Income (loss) before income taxes      4,331,452       (415,062)    (192,472)      (826,787)          -        2,897,131
Depreciation and amortization            267,420              -       39,725        133,125           -          440,270
Expenditures for long-lived assets       333,616              -      529,670        153,949           -        1,017,235
Identifiable assets                    8,244,164          7,265      512,624     21,811,419    (327,638)      30,247,834

Related party revenue represents an agreement entered into by QMedCare Dakota, LLC with QMed Inc. on January 1, 2006 for disease management services in connection with the administration of the SNP in South Dakota.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Share-Based Compensation

The Company has shareholder-approved stock incentive plans for employees. Prior to December 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

For the three months and nine months ended August 31, 2005, we recorded compensation expense under APB No. 25 of approximately $18,000 and $49,000, respectively. This expense resulted from the grant of stock options to directors of the Company in June 2004. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period.

Effective December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended August 31, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three months and nine months ended August 31, 2006, we recognized share-based compensation cost of $353,739 and $1,300,367, respectively, which consisted of $7,105 and $137,150 in cost of services and $356,257 and $1,101,867 in selling, general and administrative expenses and ($9,623) and $61,350 in research and development, respectively. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three and nine months ended August 31, 2006 totaling $353,739 and $1,300,367, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three and nine months ended August 31, 2006 was $.02 and $.08 per share, respectively.

Prior to adopting Statement 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

Statement 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and nine months ended August 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended August 31, 2005.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Share-Based Compensation – (continued)

                                Three Months Ended           Nine Months Ended
                                  August 31, 2005             August 31, 2005
                                -------------------         --------------------
                                    (unaudited)                   (unaudited)

    Net income, as reported     $           992,937         $          2,738,731

    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax
    effects                                 258,204                      829,850
                                -------------------         --------------------

    Pro forma net income        $           734,733         $          1,908,881
                                ===================         ====================

    Weighted average common
    shares outstanding                   16,687,769                   16,370,175

    Dilutive effect of stock
    options and warrants                  1,871,929                    1,973,016
                                -------------------         --------------------

    Diluted shares outstanding           18,559,698                   18,343,191
                                ===================         ====================

    Income (loss) per share:
    Basic, as reported          $               .06         $                .17
                                ===================         ====================

    Diluted, as reported        $               .05         $                .15
                                ===================         ====================

    Basic, pro forma            $               .04         $                .12
                                ===================         ====================

    Diluted, pro forma          $               .04         $                .10
                                ===================         ====================

Potentially dilutive options and warrants to purchase 959,738 and 1,494,583 shares of the common stock were outstanding for the three and nine months ending August 31, 2006 but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 885,696 and 7,344 shares of common stock were outstanding as of August 31, 2006 and 2005, respectively, but were also not included in the computation of diluted (loss) earnings per share for the three months ended August 31, 2006 and 2005 and options to purchase 661,488 and 97,343 shares of common stock were outstanding as of August 31, 2006 and 2005, respectively, but were also not included in the computation of diluted (loss) earnings per share for the nine months ended August 31, 2006 and 2005 because the option exercise price was greater than the average market price of the common shares.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Share-Based Compensation – (continued)

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At August 31, 2006, we have reserved approximately 1,420,000 shares for future equity grants.

As of August 31, 2006, there was $2,555,003 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2 years.

Stock Options

For the three and nine months ended August 31, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

For the three and nine months ended August 31, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three and nine months ended August 31, 2006 and 2005:

                                               Three Months Ended                          Nine Months Ended
                                                   August 31,                                 August 31,
                                           2006                 2005                   2006                2005
                                   ------------------------------------------  -----------------------------------------
 Weighted average grant -
   date fair value of options                --                    --                   $4.65                $5.56

 Assumptions:
   Expected volatility                       --                    --                   64.1%                65.8%
   Expected dividends                        --                    --                     --                  --
   Expected term (in years)                  --                    --                    4.0                  5.5
   Risk-free rate                            --                    --                    4.4%                 3.8%

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Share-Based Compensation – (continued)

Stock  Options – (continued)

A summary of option activity as of August 31, 2006 and changes during the nine months then ended is presented below:

                                                                                        Weighted
                                                                                        Average            Aggregate
                                                                   Weighted Average     Remaining        Intrinsic Value
                Options                              Shares         Exercise Price    Contractual Term       ($000s)
    ----------------------------------------- ------------------- ------------------ ----------------- -------------------

Outstanding at December 1, 2005                    1,782,328              $7.02
Granted                                              283,741              10.50
Exercised                                             (9,347)              4.23
Forfeited or expired                                  (9,486)              8.52
                                          -------------------

Outstanding at February 28, 2006                   2,047,236               7.54
Granted                                               42,500               8.89
Exercised                                             (4,398)              6.94
Forfeited or expired                                  (6,763)              8.83
                                          -------------------

Outstanding at May 31, 2006                        2,078,575               7.57
Granted                                                    -                  -
Exercised                                             (5,500)              3.00
Forfeited or expired                                 (28,567)             11.63
                                          -------------------

Outstanding at August 31, 2006                     2,044,508               7.52            6.2            $676,535
                                          ===================

Exercisable at August 31, 2006                     1,298,230               6.30            4.9            $661,871
                                          ===================

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended August 31, 2006 and 2005 was $8,800 and $404,572, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the nine months ended August 31, 2006 and 2005 was $71,287 and $976,317, respectively. The total fair value of options vested during the nine months ended August 31, 2006 was $1,134,590.

Cash received from option and warrant exercises under all share-based payment arrangements for the nine months ended August 31, 2006 and 2005 was $128,318 and $664,367, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the nine months ended August 31, 2006 and 2005.

During the year ended November 30, 2005, the Company also granted stock options to certain board members. The fair value of these options was estimated at the date of grant, which was determined to be the measurement date, using a Black Scholes option pricing model. The vesting period for these options is one year. The value of these options for the year ended November 30, 2005 was approximately $111,000 and is being amortized over their respective vesting period. Amortization expense relating to these options for the three and nine months ended August 31, 2006 was approximately $27,500 and $83,000, respectively.

As of August 31, 2006, the Company also has 1,674,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Line of Credit

In September 2001, the Company entered into a loan agreement with Wachovia Bank, National Association, formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank’s reference rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and was to expire on September 1, 2006, however, the line has been extended for 90 days and management is reviewing its current agreements. Borrowings under this line of credit were $-0- at August 31, 2006 and November 30, 2005.

Note 18 – Stockholders’ Equity

Private Placement Equity Transactions

On December 6, 2004, the Company issued to institutional investors 571,428 shares of the Company’s common stock, together with additional investment rights to acquire up to an additional 142,856 shares of common stock at a price of $11 per share, for $6,000,000. The fair value of these investment rights was estimated at $207,000 and was included in additional paid-in capital. These investment rights were exercised on February 14, 2005 for $1,572,000.

On February 14, 2005, the Company issued to institutional investors 635,555 shares of the Company’s common stock, together with additional investment rights to acquire up to an additional 158,888 shares of common stock at a price of $11.75 per share, for $7,150,000. The fair value of these investment rights was estimated at $174,000 and was included in additional paid-in capital. These investment rights expired on June 1, 2005, thirty days after the registration statement was declared effective by the US Securities and Exchange Commission.

Note 19 – Sale of Intellectual Property

On May 22, 2006 the Company entered into an agreement to amend a certain patent license agreement with a third party resulting in the sale of the patent for $450,000. The Company received the proceeds from the sale on May 26, 2006. Accordingly, the proceeds from the transaction were recorded within other income.

Note 20 – Commitments and Contingencies

Litigation

Alere

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere’s misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. (“PacifiCare”) plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company’s claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys’ fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000. The Company removed Alere’s State Court action to the United States District Court for the District of Nevada, where it is now pending under case number 3:06-CV-00062. The Company denied the material allegations of Alere’s complaint, and asserted counterclaims under the seventh agreement. In its counterclaims, the Company alleges: that the seventh agreement on which Alere brought suit, deals with several issues, including the HeartPartners CMS Demonstration Project; that Alere was one of the partners and participants in the HeartPartners project, and that Alere had fiduciary duties to the Company in connection with that project; and that, under the seventh agreement on which Alere sued in this case, Alere also assumed certain rights and obligations of PacifiCare in connection with the QMed/HeartPartners

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 – Commitments and Contingencies – (continued)

Litigation – (continued)

        Services Agreement. The Company alleged that Alere failed to live up to its obligations to the HeartPartners, by failing to enroll participants, and by failing, inter alia, to devote adequate resources to HeartPartners. The Company alleges that Alere’s failures were a cause of the cancellation of the project, and seeks damages from Alere in the sum of $3.5 Million. Additional counterclaims are also alleged by the Company against Alere, on claims of breach of fiduciary duty, and based on allegations that Alere assumed PacifiCare’s obligations to pay the Company for certain services, but that Alere had failed to make full payment. Unspecified damages of not less than $115,225 are claimed on this group of counterclaims. Alere has replied and denied the material allegations of the counterclaims and asserted certain defenses. Discovery has commenced. Hearing on the arbitration is scheduled to begin in late January, 2007. No trial date has been set for the trial of the court proceeding. At this stage, management is unable to predict the outcome of this matter.

HCF/Gallagher

On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has answered the complaint, denying all material allegations thereof, and asserting certain affirmative defenses. Discovery has begun between the parties with extensive document production. At this stage, management is unable to predict the outcome of this matter.

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

Statutory Reserves

New Jersey

The Company has committed to maintain an administrative statutory reserve and a minimum net worth requirement as required by the State of New Jersey Department of Banking and Insurance. Accordingly, the Company deposited funds of approximately $456,000, which have been properly reflected within the balance sheet at August 31, 2006, in the statutory reserve account and made a capital contribution of $2.5 million to QmedCare of New Jersey in June 2006.

South Carolina

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of August 31, 2006, the Company was in compliance with this requirement.

Sales Guarantees

Typically, the Company’s fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company’s results of operations.

Purchase Commitments

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the company’s operations or financial condition. As of August 31, 2006 total open commitments under these purchase orders are approximately $286,000.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 – Commitments and Contingencies – (continued)

Employment Agreements

In August 2006, the Company entered into an amendment of its employment agreement with its CEO. The amendment amended certain severance provisions and provides that the Company will pay its CEO three times base salary in severance payable in three annual installments and continue health benefits for three years after termination of employment is terminated under certain circumstances. In addition, upon expiration of the employment agreement or the resignation of its CEO, the CEO will be given an opportunity to consult for two years at a rate of 75% of his last base salary.

Note 21 – Subsequent Event

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners , a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

o	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

o	our ability to execute new contracts for health plan disease management services;
o	the risks associated with a significant concentration of our revenues with a limited number of health plan customers;

o	the timing and costs of implementation, and the effect of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act 2003;

o	our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;

o	the ability of our health plan customers to provide timely, complete and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts, and our accurate analysis of such data;

o	our ability to resolve favorably contract billing and interpretation issues with our health plan customers;
o	our ability to effectively integrate new technologies into our care management information technology platform;

o	our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our current and future operations and financing or insurance to support our performance in these operations;

o	unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with chronic conditions, including coronary artery disease (“CAD”), stroke, heart failure (“HF”), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;

o	the impact of the introduction of new technologies;

o	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;

o	our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;

o	the impact of future state and federal healthcare legislation and regulations on our business;

o	the financial health of our customers and their willingness to purchase our services;

o	the impact of litigation or arbitration;

o	our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;

o	our ability to develop new products and deliver outcomes on those products;

o	our ability to implement our strategy within expected cost estimates;

o	general economic conditions

The Company is facing additional risk factors in connection with the initiation of operations of its Managed Care segment. These risk factors may include, but not be limited, to the following:

o	the risks inherent in starting a new venture including the incurring of significant start-up expenses, the time and number of enrollees in the Special Needs Plans, and the ability to achieve profitable operations;

o	the ability to maintain certain levels of equity (referred to as surplus) that may be required by state regulations;

o	the ability to maintain the Risk-Based Capital ratio (RBC ratio) as defined and utilized by the National Association of Insurance Commissioners (NAIC) to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio);

o	the ability to reasonably estimate appropriate medical claims reserves and related benefit expenses;

o	the ability to maintain regulatory compliance associated with governmental supervisory agencies including state health, insurance, managed care and securities departments which have the authority to grant, suspend, and revoke licenses to transact business, regulate many aspects of the products and services offered, assess fines, penalties and/or sanctions, monitor our solvency and reserve adequacy and regulate our investment activities on the basis of quality, diversification and other quantitative criteria;

o	the ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company’s and other health insurers’ flexibility to their underwriting and rating practices.

Overview

We are a provider of disease management services to health plans and to the federal government through its Medicare program. Our disease management services are provided by QMed, Inc. and IHMC. Our services assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease (“CAD”), stroke, heart failure (“CHF”), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. We also, to a limited extent, manufacture and sell diagnostic medical equipment to primary care physicians. We also established QMedCare, Inc. and QMedCare of New Jersey, Inc., a wholly owned subsidiaries, to provide health insurance services and also acquired Health E Monitoring, Inc., a wholly owned subsidiary, to provide wellness and weight management programs.

Acquisitions and Recent Developments

Managed Care Segment

In December 2004 we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. The first of these products was offered in South Dakota, beginning January 2006, as a Special Needs Plan (“SNP”) for chronically ill Medicare recipients. QMedCare Inc. specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a large health maintenance organization in South Dakota. The SNP is being marketed as HeartLine Plus and is providing exclusive health coverage for heart and stroke patients.

On January 1, 2006, Lakeshore Captive Insurance Company, a wholly owned subsidiary of QMedCare, Inc., entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of DAKOTACARE’s HeartLine Plus SNP.

On March 20, 2006, QMed Inc. through its wholly owned subsidiaries submitted several applications for Medicare Advantage Special Needs Plans to the Centers for Medicare and Medicaid Services (CMS). The Company formed QmedCare of New Jersey, Inc on January 17, 2006 in order to fulfill its previously announced intention and filed an application for a wholly owned SNP in New Jersey. On May 18, 2006, the Company received approval of its application from the State of New Jersey Department of Banking and Insurance and has a license to operate as an HMO within the State. In addition, the Company also filed for programs through arrangements with existing health plans in other regions and an expansion in South Dakota.

In September 2006, the Company executed a contract with CMS to operate its SNP in New Jersey and DAKOTACARE executed two contracts, which are comprised of a renewal of the HeartLine Plus program for 2007 and a new SNP for dual eligibles Dual eligibles are individuals that are eligible for both Medicare and Medicaid programs.

Forward Health, Inc. (formerly Health e Monitoring, Inc.)

In April 2005, QMed acquired 100% of the stock of Health e Monitoring, Inc. (“HeM”). HeM will provide weight management and health promotion programs for employer groups, health insurance plans and individual consumers interested in weight management—ranging from the desire to maintain a healthy weight and lifestyle—to those concerned about more serious weight and health management issues.

In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT has developed a website for a weight management program that will complement HeM’s existing comprehensive weight management program. We believe this will provide the necessary tools to enhance our ability to penetrate the marketplace.

Effective June 12, 2006, the Company changed the name of its subsidiary Health E Monitoring, Inc. to Forward Health, Inc.

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the three and nine months ended August 31, 2006. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. The PMPM rates usually differ among contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage) that we interact with. These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be “performance-based.” Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be at risk due to retroactive member terminations or a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member’s death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance – based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of physician and patient participation levels, or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or that there is insufficient information available, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled “contract billings in excess of revenue.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates.

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

During the three months ended August 31, 2006, approximately 48% of disease management services were derived from a contract with a joint venture, of which the Company is a member. During the nine months ended August 31, 2006 approximately 53% of disease management services was derived from two contracts, one with the joint venture, each totaling more than 10% of the Company’s revenues. Subsequent to August 31, the Company received notification that the joint venture’s contract with HealthPartners, a Minnessota managed care organization, would not be extended beyond April 5, 2007. Revenue under this joint venture contract represented approximately 48% and 39% of disease management revenue for the three and nine months ended August 31, 2006, respectively. As of August 31, 2005, approximately 66.0% of disease management services were derived from these three health plans.

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

Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company amortizes other identifiable intangible assets, such as acquired technologies and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company also assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

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

                                                                                              For the
                                                                                               Three
                                                                                               Months          For the Nine
                              For the Three Months Ended         For the Nine Months           Ended               Months
                                      August 31,                  Ended August 31,            August 31,       Ended August 31,
                              ----------------------------    --------------------------     -------------    --------------
                                 2006             2005           2006           2005         2006 vs. 2005     2006 vs. 2005
                              ------------     -----------    -----------    -----------     -------------    --------------
Revenue                        100.0%        100.0%      100.0%      100.0%      (60.0)   %       (53.5)    %
Cost of revenue                 62.3              33.2           67.8           35.0          (24.9)           (10.0)
                              -------           -------        -------        -------
Gross Profit                    37.7              66.8           32.2           65.0          (77.4)           (77.0)
Selling general and
administrative                 182.8              37.5          151.9           37.2           95.2             89.6
Research and development        13.6               6.3           16.2            5.9          (14.0)            27.8
                              -------           -------        -------        -------
(Loss) income from            (158.7)             23.0         (135.8)          21.9         (375.7)          (388.0)
operations
Interest expense                (0.2)             (0.1)          (0.2)          (0.1)         (37.8)           (28.1)
Interest income, net             9.2               2.5            7.9            1.6           43.8            120.6
Loss on operations of joint
venture                         (0.9)             (6.1)          (0.9)          (5.0)         (94.3)           (92.8)
Other income                       -                 -            6.2              -             *                *
                              -------           -------        -------        -------
(Loss) income before tax
benefit (provision)           (150.6)             19.3         (122.8)          18.4         (411.1)          (409.6)

Income tax (provision)
benefit                         (0.1)             (1.3)           0.6           (1.0)            *                *
                              -------           -------        -------        -------
Net (loss) income             (150.7)             18.0         (122.2)          17.4         (434.1)          (425.9)
                              =======           =======        =======        =======

* Not meaningful

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

Revenue for the three months ended August 31, 2006 decreased approximately $3.3 million or 60% as compared to the three months ended August 31, 2005. This decrease is attributable to (i) a decrease of approximately $3.3 million in revenue related to the expiration of three contracts that were not renewed; (ii) a decrease of approximately $202,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; and (iii) a decrease of approximately $500,000 in revenue recognized related to the settlement with Regence in the third quarter of 2005. These decreases were offset by (i) an increase in revenue of approximately $73,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; (ii) the recognition of approximately $182,000 of revenue related to the reconciliation of performance measurements under a contract in the third quarter of 2006; and (iii) the recognition of approximately $439,000 of premium and service revenues from the commencement of the operations of DAKOTACARE’S HeartLine Plus Special Needs Plan (SNP) on January 1, 2006.

Gross profit margins for the three months ended August 31, 2006 decreased to 37.7% from 66.8% for the three months ended August 31, 2005. This decrease is related to (i) a decrease in revenue of approximately $3.3 million attributable to the expiration of three contracts that were not renewed; (ii) the increase of approximately $7,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; and (iii) an increase of approximately $372,000 related to the medical claims associated with SNP since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by (i) a decrease of approximately $110,000 in fees reimbursable to health plans primarily related to the expiration of a contract; (ii) a decrease of approximately $54,000 related to the outsourcing of certain call center services for our disease management programs and a decrease of approximately $671,000 of labor costs associated with the reduction in workforce and operating costs related to the recent loss of contracts.

Selling, general and administrative expenses for the three months ended August 31, 2006 increased by approximately $2.0 million over the three months ended August 31, 2005. The increase was attributable to (i) an increase of approximately $626,000 in salaries related to new executives and additional new hires for the operations of QMedCare, Inc., QMedCare of New Jersey, Inc., and Forward Health, Inc.; (ii) an increase of approximately $39,000 in travel and entertainment expenses related to development and/or launch activities associated with the SNP and Forward Health, Inc.; (iii) an increase of approximately $371,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; (iv) an increase of approximately $172,000 in marketing and advertising expenses primarily related to the SNP and Forward Health, Inc.; (v) an increase of approximately $362,000 of legal fees related to general corporate matters; (vi) an increase of approximately $150,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (vii) an increase in depreciation and amortization of approximately $71,000 attributable to the intangibles associated with the acquisition of Health E Monitoring in the second quarter of fiscal year 2005 and DMT in the fourth quarter of 2006; and (viii) an increase of approximately $74,000 in actuarial services primarily attributable to the SNP projects. Included within selling, general and administrative expenses for the three months ended August 31, 2006 (which incorporates the expenses noted above) was approximately $1,127,000 of costs incurred related to the Managed Care Segment, of which $243,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $543,000 of costs recorded during the third quarter of 2006 (of which $498,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Forward Health Inc. We expect to continue to incur implementation costs for both QMedCare Inc., QMedCare of New Jersey, Inc., and Forward Health, Inc. during fiscal year 2006 and anticipate these costs to increase until product launch.

Research and development expenses for the three months ended August 31, 2006 decreased approximately $49,000 or 14% over the three months ended August 31, 2005. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The decrease in expenses is primarily attributable to (i) a decrease of approximately $58,000 in recruitment and consulting costs; and (ii) a decrease of approximately $9,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments” as a result of forfeiture credits. This decrease was offset by an increase of approximately $23,000 in salaries and related costs associated with new hires. During the three months ended August 31, 2006, there was an increase of approximately $241,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the three months ended August 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management and SNP programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the three months ended was approximately $202,000 as compared to $140,000 for the three months ended August 31, 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for the three months ended August 31, 2006 decreased approximately $316,000 as compared to the three months ended August 31, 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Nine Months Ended August 31, 2006 Compared to Nine Months Ended August 31, 2005

Revenue for the nine months ended August 31, 2006 decreased approximately $8.4 million or 53.5% as compared to the nine months ended August 31, 2005. This decrease is attributable to (i) a decrease of approximately $8.4 million in revenue related to the expiration of four contracts that were not renewed; (ii) a decrease of approximately $481,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; (iii) a decrease of approximately $234,000 related to the deferred revenue that was recognized under a contract in the second quarter of 2005; and (iv) a decrease of approximately $500,000 in revenue recognized related to the settlement with Regence in the third quarter of 2005. These decreases were offset by (i) an increase in revenue of approximately $187,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; (ii) the recognition of approximately $182,000 of revenue related to the reconciliation of performance measurements under a contract in the third quarter of 2006; and (iii) the recognition of approximately $877,000 of premium and service revenues from the commencement of the operations of DAKOTACARE’S HeartLine Plus Special Needs Plan (SNP) on January 1, 2006.

Gross profit margins for the nine months ended August 31, 2006 decreased to 32.2% from 65% for the nine months ended August 31, 2005. This decrease is related to (i) a decrease in revenue of approximately $8.4 million attributable to the expiration of four contracts that were not renewed; (ii) approximately $231,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $137,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; and (iv) an increase of approximately $743,000 related to the medical claims associated with SNP since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by a decrease of approximately $1,685,000 of labor costs associated with the reduction in workforce and operating costs related to the recent loss of contracts.

Selling, general and administrative expenses for the nine months ended August 31, 2006 increased by approximately $5.2 million over the nine months ended August 31, 2005. The increase was attributable to (i) an increase of approximately $1,359,000 in salaries related to new executives and additional new hires for the operations of QMedCare, Inc., QMedCare of New Jersey, Inc., and Forward Health, Inc.; (ii) an increase of approximately $180,000 in travel and entertainment expenses related to development and/or launch activities associated with the SNP and Forward Health, Inc.; (iii) an increase of approximately $1,102,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; (iv) an increase of approximately $946,000 in marketing and advertising expenses primarily related to the SNP and Forward Health, Inc.; (v) an increase of approximately $704,000 of legal fees related to general corporate matters; (vi) an increase of approximately $383,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (vii) an increase in depreciation and amortization of approximately $177,000 attributable to the intangibles associated with the acquisition of Health E Monitoring in the second quarter of fiscal year 2005 and DMT in the fourth quarter of 2005; (viii) an increase of approximately $157,000 in actuarial services primarily attributable to the SNP projects and (ix) an increase of approximately $83,000 in recruitment costs related to new hires. Included within selling, general and administrative expenses for the nine months ended August 31, 2006 (which incorporates the expenses noted above) was approximately $2,942,000 of costs incurred related to the Managed Care Segment, of which $604,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $1,596,000 of costs recorded during the first nine months of 2006 (of which $1,332,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Forward Health Inc. We expect to continue to incur implementation costs for QMedCare Inc., QMedCare of New Jersey, Inc., and Forward Health, Inc. during fiscal year 2006 and anticipate these costs to increase until product launch.

Research and development expenses for the nine months ended August 31, 2006 increased approximately $257,000 or 27.8% over the nine months ended August 31, 2005. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $233,000 in salaries and related costs associated with new hires; (ii) an increase of approximately $22,000 in travel and entertainment expenses; and (iii) approximately $61,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments.” The increase in expenses was offset by (i) a decrease of approximately $58,000 in recruitment and consulting costs. During the nine months ended August 31, 2006, there was an increase of approximately $587,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the nine months ended August 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management and SNP programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the nine months ended was approximately $577,000 as compared to $262,000 for the nine months ended August 31, 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for the nine months ended August 31, 2006 decreased approximately $735,000 as compared to the nine months ended August 31, 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Other income for the nine months ended August 31, 2006 increased approximately $447,000 as compared to the nine months ended August 31, 2005. The increase was attributable to the sale of a patent for $450,000 to a third party in May 2006.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. We had working capital of approximately $15.2 million at August 31, 2006 compared to approximately $23.9 million at November 30, 2005 and ratios of current assets to current liabilities of 4.5:1 as of August 31, 2006 and 8.2:1 as of November 30, 2005. The working capital decrease of approximately $8.7 million was primarily due to the net loss of approximately $8.9 million resulting in cash used in operations of approximately $4.3 million. In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and was to expire on September 1, 2006, however, the line has been extended for 90 days and management is reviewing its current agreements. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank’s reference rate minus 1% or LIBOR plus 1.5%. As of August 31, 2006, no funds had been drawn and the entire $1,000,000 continued to be available under this credit line. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company’s captive insurance company in South Carolina.

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

Although we expect to incur these expenditures, we believe that our cash and investments will be sufficient to fund our current level of growth and our existing and anticipated commitments. However, to the extent the expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts or to file for approval and implement additional SNP’s, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments

The following schedule summarizes our contractual cost obligation as of August 31, 2006 in the periods indicated.

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$--	$--	$--	$--	$ --

Capital Lease Obligations	119,114	98,335	20,779	--	--

Operating Leases	1,063,000	662,000	391,000	10,000	--

Unconditional Purchase Obligations	286,000	286,000	--	--	--

Other Long-Term Obligations	621,130	604,829	16,301	--	--

Total Contractual Cash Obligations	$2,089,244	$1,651,164	$428,080	$10,000	$ --

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on the Company’s ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short term high-credit investment grade securities.

Item 4. Evaluation of Disclosure Controls and Procedure

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of August 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Part II. Other Information

      Item 1.             Legal Proceedings

Alere
On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services. The Company alleges that, in reliance on Alere’s misrepresentations, the Company agreed to continue to provide services to the six PacifiCare Health Systems, Inc. (“PacifiCare”) plans, on a short term basis, and as a subcontractor to Alere, after the termination of its direct contracts with PacifiCare, and further agreed to give Alere a discounted price during the interim periods. The Company asserts that Alere acted improperly and misleadingly by misrepresenting its intentions with regard to agreeing to a long-term contract between the parties, and that the Company, inter alia, was damaged thereby.

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claims Alere, the Company’s claims are not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys’ fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000. The Company removed Alere’s State Court action to the United States District Court for the District of Nevada, where it is now pending under case number 3:06-CV-00062. The Company denied the material allegations of Alere’s complaint, and asserted counterclaims under the seventh agreement. In its counterclaims, the Company alleges: that the seventh agreement on which Alere brought suit, deals with several issues, including the HeartPartners CMS Demonstration Project; that Alere was one of the partners and participants in the HeartPartners project, and that Alere had fiduciary duties to the Company in connection with that project; and that, under the seventh agreement on which Alere sued in this case, Alere also assumed certain rights and obligations of PacifiCare in connection with the QMed/HeartPartners Services Agreement. The Company alleged that Alere failed to live up to its obligations to the HeartPartners, by failing to enroll participants, and by failing, inter alia, to devote adequate resources to HeartPartners. The Company alleges that Alere’s failures were a cause of the cancellation of the project, and seeks damages from Alere in the sum of $3.5 Million. Additional counterclaims are also alleged by the Company against Alere, on claims of breach of fiduciary duty, and based on allegations that Alere assumed PacifiCare’s obligations to pay the Company for certain services, but that Alere had failed to make full payment. Unspecified damages of not less than $115,225 are claimed on this group of counterclaims. Alere has replied and denied the material allegations of the counterclaims and asserted certain defenses. Discovery has commenced. Hearing on the arbitration is scheduled to begin in late January, 2007. No trial date has been set for the trial of the court proceeding. At this stage, management is unable to predict the outcome of this matter.

HCF/Gallagher
On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has answered the complaint, denying all material allegations thereof, and asserting certain affirmative defenses. Discovery has begun between the parties with extensive document production. At this stage, management is unable to predict the outcome of this matter.

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

      Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a) Non applicable. (b) Non applicable (c) None

      Item 3.             Defaults upon Senior Securities

None.

      Item 4.             Submission of Matters to a Vote of Security Holders

None.

      Item 5.             Other Information

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

      Item 6.             Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMed, Inc.

By	/s/ Michael W. Cox
Michael W. Cox President and Chief Executive Officer

By	/s/ William T. Schmitt, Jr.
William T. Schmitt, Jr. Senior Vice President, Chief Financial Officer and Treasurer

October 6, 2006