Form 10-K
period 2006-11-30
QMED INC
filed 2007-02-13
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from      to

_______________________

Commission File Number: 0-11411

QMED, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2468665
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.

25 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 544-5544

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $43,505,652 on January 31, 2007, based on the last reported sales price of the registrant’s common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of January 31, 2007, there were 17,024,522 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

Documents incorporated by reference:

Document	Form 10-K Reference

Portions of the Registrant’s Proxy Statement for	III
its 2007 Annual Meeting (to be filed in definitive
form within 120 days of the Registrant’s Fiscal
Year End)

PART I

Item 1. Business

Forward-Looking Statements

Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors described in this Item 1 under “Industry and Other Risk Considerations.” We undertake no obligation to update or revise such forward-looking statements.

General

QMed®, Inc. (QMed) was incorporated in New Jersey in 1983 and reincorporated in Delaware in 1987. QMed owns 100% of the stock of the following companies: Interactive Heart Management Corp. (“IHMC®”), QMedCare, Inc., QMedCare of New Jersey, Inc. and Positive Directions, Inc.

IHMC was incorporated in 1995 and developed and often co-markets with QMed, Inc. health care information and communication services to health plans and the government.

QMedCare, Inc. was incorporated in December 2004. This organization acts as a management company that assists with the operation of a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries.

QMedCare of New Jersey, Inc. was incorporated in January 2006. This organization is a licensed Health Maintenance Organization in certain counties in New Jersey established for the purpose of operating a Medicare Special Needs Plan designed specifically for Medicare beneficiaries suffering from certain chronic conditions.

In April 2005, QMed acquired 100% of the stock of Positive Directions, Inc., (formerly known as Health e Monitoring, Inc.) a privately owned firm offering a comprehensive program for healthy weight and lifestyle management. In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a health and wellness program.

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

QMed, Inc./IHMC

The services of QMed include “ohms|cvd®“(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd includes related systems to assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease (“CAD”), stroke, heart failure (“CHF”), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to provide health care physicians with patient specific recommendations focused on the optimal use of “evidence based” medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost.

QMed is a technology formulated and fully interactive disease management company that synchronizes the latest scientific evidence to insure that the right care is received by patients all of the time. QMed is dedicated to improving clinical outcomes for individuals, providing decision support for physicians, and reducing costs for payors.

QMed also empowers individuals using tools such as health education, training in self-monitoring, and personalized coaching by trained professionals. In addition, timely, clinically validated, actionable “evidence based” information is provided to physicians to proactively prevent medical episodes that can result in unnecessary emergency room visits and hospitalizations. QMed has demonstrated results that our programs reduce hospitalizations and overall medical costs.

QMed’s dedicated professionals follow nationally accepted clinical standards of care to complete their mission. Medical expertise combined with the most current computer-based technology offers programs that are highly scalable and offer reliable results.

We also produce, sell and support a line of ischemic heart monitors and a system that analyzes heart rate variability under the name, Monitor One nDx® (“nDx”).

ohms|cvd Systems

ohms|cvd is our medical “expert system” designed as a total disease management process for Heart Failure (HF), Coronary Artery Disease (CAD), Stroke, Diabetes and Diabetic cardiovascular complications, Hypertension, Hyperlipidemia and other co-morbidities utilizing “best practice” solutions in the management of these diseases and conditions. The entire system non-invasively and reliably quantifies the probable risk of a clinical event most significantly a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd system expands upon our core technology, first incorporated in our ohms|cad® system, adding the capability to manage patients that have heart failure, diabetes, diabetic cardiovascular complications and the risk of stroke.

The systems produce clinical recommendations for physicians tailored to an individual patient. Significantly, each individual patient’s medical history inclusive of co-morbidities, risk factor profile, current medication, and other relevant patient specific information are electronically entered into the systems’ “best practices” database for primary and secondary prevention analysis and treatment.

The systems’ centralized digital storage of each patient’s iterative review affords continuous description and analysis of quantifiable results including:

•	appropriateness of the risk stratification,
•	proportion of patients assigned to various therapies,
•	objective outcomes,
•	interplay with pharmacy use, and
•	physician and patient compliance with evidence-based medicine.

Our expert medical system, ohms|cvd, is an active disease and care management process emphasizing a continuum of care, including modification of patient risk factors. Use of this system can result in important cost-effective improvements in diabetic care, coronary, cerebrovascular and heart failure events, improvements that have been verified by empirical health and cost outcomes. The ohms|cvd system continuously monitors the care process, and thus, results are reported as outcomes.

At November 30, 2006, we had contracts with the Center for Medicare and Medicaid Services and 7 health plans to provide disease management services in multiple health plan markets in 5 states. The number of members under contract was as follows:

At November 30,	2006	2005	2004
Approximate members under contract	718,000	1,094,000	1,065,000

At November 30, 2006, of the approximately 718,000 plan members under contract, we had approximately 694,000 commercial members and 24,000 Medicare Advantage members. The reduction in members under contract in 2006 was related to the contract terminations with Alere Medical and the BIPA Medicare Disease Management Project (see Medicare Demonstration Projects Section) that occurred at the end of December 2005 and February 2006, respectively.

Medicare Demonstration Projects

The Centers for Medicare and Medicaid Services (“CMS”) selected us to participate in two demonstration projects:

•	Medicare Coordinated Care Demonstration (“MCCD”); and
•	BIPA Medicare Disease Management Demonstration

CMS is a federal agency within the U.S. Department of Health and Human Services. CMS runs the Medicare and Medicaid programs – two national health care programs that benefit millions of Americans. CMS, with the Departments of Labor and Treasury, helps millions of Americans and small companies get and keep health insurance coverage, and eliminate discrimination based on health status for people buying health insurance. CMS spends billions of dollars a year buying health care services for beneficiaries of Medicare, Medicaid and SCHIP. CMS among other things:

•	assures that the Medicaid, Medicare and SCHIP programs are properly run by its contractors and state agencies;
•	establishes policies for paying health care providers;
•	conducts research on the effectiveness of various methods of health care management, treatment, and financing; and
•	assesses the quality of health care facilities and services and takes enforcement actions as appropriate.

Medicare Coordinated Care Demonstration

In fiscal 2002, we received a contract award to participate in the Medicare MCCD project. Our ohms|cad program is the only one under this demonstration that will be evaluated specifically for management of CAD.

CMS designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee-for-service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS “... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program.”

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

BIPA Medicare Disease Management Demonstration

On October 23, 2002, CMS selected QMed, Inc., PacifiCare Health Systems, Inc., with its subsidiary, Prescription Solutions, and Alere Medical, Inc. – operating jointly as “HeartPartners” – to participate in its BIPA Disease Management Demonstration Project.

The HeartPartners Program provided disease management services and a comprehensive tiered prescription drug plan for chronically ill Medicare fee-for-service beneficiaries suffering from congestive heart failure. The program also addressed the significant co-morbidities of coronary artery disease and diabetes.

PacifiCare Health Systems, Inc. notified CMS that PacifiCare intended to terminate this project not later than February 28, 2006 and CMS agreed to allow PacifiCare to terminate this contract effective February 28, 2006. This termination resulted in a reduction in disease management revenue of approximately $2.7 million in fiscal year 2006 as compared to fiscal year 2005.

QMedCare, Inc.

As a result of the Medicare Modernization Act of 2003 (MMA), new business opportunities were created by the creation of Special Needs Plans for chronically ill Medicare beneficiaries. We have entered this market through our wholly owned subsidiary QMedCare, Inc. QMedCare, Inc. acts as a management company that will assist with the operations of a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. QMedCare, Inc. leverages considerable capabilities including the disease and care management services of the parent company, QMed, Inc., in managing medical risk within a Medicare population.

QMedCare, Inc. is the sole investor in QMedCare Dakota, LLC, a company specifically formed to administer a Medicare Advantage Coordinated Care Special Needs Plan for DAKOTACARE, a health maintenance organization in South Dakota. The Special Needs Plan is marketed as HeartLine Plus and provides exclusive health coverage for heart and stroke patients. This plan is operated as a strategic alliance between QMedCare Dakota, LLC and DAKOTACARE. The goal of this alliance is to reduce disease complications, hospitalizations, and emergency room visits for members, and to improve their quality of life.

As part of its initiatives, QMedCare, Inc. established a Captive Insurance Company in South Carolina, LakeShore Captive Insurance Company, to provide reinsurance for the Special Needs Plan in South Dakota. Through a retrocessional reinsurance agreement with Ace American Insurance Company and its related agreements with DAKOTACARE, effective January 1, 2006 through January 1, 2007, LakeShore Captive Insurance Company assumes 100% of the risk associated with the operations of the Special Needs Plan in South Dakota. We reduce our exposure by insuring levels of coverage through reinsurance in excess of the first $200,000 of loss to a limit of $2,000,000 arising from claims by any one original insured. We remain liable in the event the reinsurer is unable to pay their portion of the losses. In an effort to minimize credit risk, we have reinsured our risk with an accredited reinsurance company having a strong financial rating (A.M. Be A+). A ceding commission is paid by LakeShore Captive Insurance Company at a ceding commission rate as determined by the agreement, approximately 4.4%, which is recorded as an expense. The agreement also has aggregate excess layers that function along with the related specific excess of loss layers. Upon termination of the agreement, the underlying policies in force at the time of the reinsurance coverage termination continue during the run-off period until they expire.

Subsequent to the dates of these financial statements, LakeShore Captive Insurance Company arranged for a new agreement covering the term January 1, 2007 through January 1, 2008, with essentially similar terms.

Additionally, the Company executed a second SNP contract with DAKOTACARE for members who are dually eligible for both Medicare and Medicaid. We anticipate the commencement of enrollment in April 2007.

QMedCare of New Jersey, Inc. was incorporated in January 2006. This organization is a licensed Health Maintenance Organization in certain counties in New Jersey established for the purpose of operating a Medicare Special Needs Plan designed specifically for Medicare beneficiaries suffering from certain chronic conditions. The Company commenced enrollment in January 2007.

Positive Directions, Inc.

Positive Directions, Inc. is a wholly owned subsidiary of QMed, Inc. In May of 2005, QMed, Inc. acquired Positive Directions, Inc., (formerly Health e Monitoring, Inc.), a privately owned firm offering a comprehensive program for healthy weight and lifestyle management. In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for aa health and wellness program. Its program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. Since the direction of this program will be primarily focused on our care coordination programs for our SNP initiatives, we expect that minimalrevenue will be derived from third parties.

Business Strategy

Our strategy is to (1) develop additional contracts with CMS within the Special Needs Plans (SNP) provisions of the Medicare Modernization Act; (2) pursue additional Company owned Health Maintenance Organization licenses; (3) pursue opportunities within the employer marketplace for our health and wellness, and weight management programs; (4) pursue strategic alliances with other health plans within the Special Needs Arena for patients suffering from chronic cardiovascular diseases; (5) pursue contract opportunities with new health plans to provide disease management services; (6) add disease states to our platform; and (7) pursue other opportunities within the healthcare industry. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management services. We anticipate that significant investments will continue to be made during fiscal 2007 in the further development of our own HMO and related expansion opportunities, our operation of an SNP in South Dakota. It is anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities.

Marketing

We market our disease management services to health plans, large physician practice groups, and governmental agencies through our sales staff.

A key to our success in marketing our services is the relationships we develop with providers, physicians and patients. QMed builds the critical links among them that result in improved patient outcomes and reduced costs.

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

Contracting efforts are conducted and coordinated by senior management personnel, with the aid, where appropriate, of certain independent consultants. We generally pursue business opportunities through the traditional competitive process where a Request for Proposals (“RFP”) or a Request for Qualifications (“RFQ”) is issued by a managed care, employer or government organization, to which a number of companies respond. We utilize demographic and cost of service data from the organization as well as statistical information to conduct an initial cost analysis to determine program feasibility. As part of our sales efforts, management meets with appropriate personnel from the organization making the request to best determine the organization’s needs. In the RFQ process, the requesting agency selects a firm it believes is the most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

Competition

We believe ohms|cvd offers a unique solution for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing disease management, which we consider to be competition.

We believe we have competitive advantages because our clinical platform links the physician, patient and nurse to a coordinated plan of care therefore improving adherence to evidence-based medicine and reducing “gaps in care”. We have a specialty field management team dedicated to working directly with physicians and their office staff to promote the benefits of our disease management program. The entire management system and its components are proprietary and patented. We have documented improvements, for a health plan customer, in its HEDIS (Health Plan Employer Data and Information Set) audit, a competitive advantage for each customer, and the financial and clinical outcomes for our programs. However, we cannot assure you that we can compete effectively with these other entities in the marketplace.

With the creation of the Special Needs Plans program, we expect there will be significant competition from existing HMO’s and there may be new entries into this field.

Competition may increase and such competition could come from companies that are considerably larger and have greater financial and marketing resources.

Consolidation has been, and may continue to be, an important factor in all aspects of the health- care industry. We cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs.

Research and Development

In fiscal 2006, 2005 and 2004, we expended approximately $1,558,000, $1,323,000, and $904,000 respectively, for research and development. During these years, research and development was primarily focused on the development of patient care programs and advanced algorithms which coordinate care more rigorously and cost-effectively, and systems which improve our patient out-reach capabilities.

We plan to continue to enhance our existing systems and products to support the new initiatives within our Managed Care and Health and Wellness segments in anticipation of increasing revenues from these segments in fiscal 2007.

Patent Protection and Proprietary Information

We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of our technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081), and Spain (Patent No. 547040). We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cad system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology began expiring in 2004. In October 2006, QMed filed an application for a patent for certain elements of our technology related to the collection of medical information and its identification in relation to patient diagnoses. The patent application is currently pending.

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

Privacy Issues

Because our applications and services are utilized to transmit and manage highly sensitive and confidential health information, the security and confidentiality concerns of our customers and their patients are a primary concern. In order to enable our applications and services to transmit sensitive and confidential medical information, we utilize advanced technologies designed to ensure a high degree of security. These technologies generally include:

•	security that requires a password to access our systems;
•	user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;
•	encryption of data relating to our applications and services; and
•	a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our applications commonly referred to as a “firewall.”

Our customers also implement their own procedures to protect the confidentiality of information being transferred into and out of their computer network. Despite these efforts, it is not possible to assure 100% data security.

Internally, we work to ensure the safe handling of confidential data by employees by:

•	using individual user names and passwords for each employee handling electronic data; and
•	requiring each employee to sign an agreement to comply with all company policies
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

Our products, to the extent they may be deemed “medical devices,” are regulated by the FDA under the Federal Food, Drug and Cosmetics Act (the “FDCA”) and related regulations.

All medical devices sold in interstate commerce are subject to FDA clearance. Our monitors are subject to pre-market notification (510(k)), pursuant to which the FDA determines whether a new medical product is “substantially equivalent” to a product that was on the market prior to May 28, 1976. Products found to be “substantially equivalent” to those products may thereafter be sold. The FDA has the authority, which it has not yet exercised, to issue performance standards for the type of monitors manufactured by us.

Regulations by the FDA, known as Good Manufacturing Practices (“GMP”), provide standards for manufacturing processes, facilities, and record-keeping requirements with which our contract manufacturers and we must also comply. We believe that the manufacturing and quality control procedures employed by us and our contract manufacturers meet the GMP requirements. If the FDA should determine that our monitors were not manufactured in accordance with GMP’s, it has the authority to order us to cease production and could require us to recall products already sold by us. In addition, any facilities used to manufacture or assemble our products will be subject to inspection by the FDA at least biannually.

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

Insurance

We maintain managed care errors and omissions, product liability, directors and officers, reinsurance, and general liability insurance for our locations and operations. While we believe our insurance policies to be adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance have increased significantly. There is no assurance that such insurance will continue to be available in adequate amounts or at reasonable costs. Our liability insurance coverage provides for certain deductible levels to be paid by us. We also maintain property and workers compensation insurance for each of our locations with commercial carriers on relatively standard commercial terms and conditions.

Employees

We had 104 employees as of November 30, 2006, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant

The following sets forth certain information concerning our executive officers as of January 31, 2007:

Officer	Age	Position with the Company

Michael W. Cox	64	President, Chief Executive
		Officer (through November 28, 2006) and
		Director

Jane Murray	44	President (Effective November 29, 2006),
		Chief Operating Officer and Director

William T. Schmitt, Jr., CPA	46	Senior Vice President, Chief Financial
		Officer and Treasurer

Teri J. Kraf	57	Senior Vice President, Health Management
		Services

John Siegel	50	Senior Vice President, Sales

Robert Mosby	60	Vice President, Strategy and Development

John W. Rohfritch	61	President, QMedCare, Inc.

Glenn J. Alexander, CPA	40	Vice President of Finance, Controller and
		Principal Accounting Officer

Item 1A. Risk Factors.

See Management’s Discussion and Analysis and Risk Factors contained later in this report.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2. Properties.

Our executive offices occupy approximately 21,000 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which expires in November 2007. These facilities are used principally for administrative offices, sales training, and marketing. We lease approximately 800 square feet of space in Sag Harbor, New York, used principally for repairs, assembly and product quality control. In January 2006, the company executed a lease for approximately 2,952 square feet of office space in Eatontown, New Jersey, which will expire in October 2007. These facilities will be used principally for administrative offices, sales training, and marketing of QMedCare of New Jersey, Inc.

We believe our facilities are suitable and adequate to meet our present needs, but we may require expansion with increased business.

Item 3. Legal Proceedings.

On June 15, 2004, the Company entered into an agreement to settle its dispute with The Regence Group, including all issues surrounding the HeartMasters LLC arbitration. The settlement agreement provided QMed, Inc. and IHMC with releases from any and all claims related to Regence and the Regence contract in exchange for a financial guarantee of certain payments from HeartMasters LLC to Regence. The amount of the financial guarantee could have ranged between $0 and $2,300,000 and was contingent upon the outcome of a separate arbitration being pursued by Regence and HeartMasters LLC against the insurer, Centre Insurance. The Company made an advance payment on this guarantee of $1,150,001 on June 15, 2004. The advance payment, and any subsequent payment, was subject to refund based upon certain recovery targets under the Centre Insurance arbitration, if successful.

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

On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which was the subject of the prior proceeding against Centre. This case is pending in the Superior Court of New Jersey, Law Division, Monmouth County. HCF has answered the complaint, denying all material allegations thereof, and asserting certain affirmative defenses. Discovery has begun between the parties with extensive document production. At this stage, management is unable to predict the outcome of this matter.

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services.

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claimed Alere, the Company’s claims were not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys’ fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking essentially the same relief. Alere sought damages in an unspecified amount stated to be in excess of $40,000.

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December, 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion.

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any additional amounts we may be required to pay, will not have a material effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Price and Dividend Information

Our common stock is traded in the Nasdaq Small Cap Market, under symbol “QMED”. The following table sets forth the range of high and low bid quotations for our shares reported by the Nasdaq Small Cap Market. This information represents inter-dealer quotations, without retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.

Fiscal Year Ended November 30, 2006	High	Low

First Quarter	$10.48	$8.19
Second Quarter	9.95	5.03
Third Quarter	5.33	2.90
Fourth Quarter	5.29	3.83

Fiscal Year Ended November 30, 2005	High	Low

First Quarter	$14.08	$8.76
Second Quarter	11.84	6.77
Third Quarter	11.02	7.23
Fourth Quarter	12.97	8.75

Approximate Number of Holders of Common Stock

As of January 25, 2007, the Company’s common stock was held of record by 260 persons. Based upon requests from record holders for additional materials for our 2006 annual meeting, we believe that there are at least 3,672 beneficial holders of our common stock. On January 25, 2007, the closing price reported was $4.57.

Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal fourth quarter of 2006.

Repurchase of Securities

We have not repurchased any of our securities in the fiscal fourth quarter of 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report.

Item 6. Selected Financial Data.

	For the Years Ended November 30,
		2006	2005	2004		2003		2002
Results of Operations
Net revenue		$9,881,053	$22,146,496	$15,576,599		$12,899,361		$12,744,754
Cost of revenue		6,383,691	7,510,894	8,878,104		6,726,867		5,607,563
Gross profit		3,497,362	14,635,602	6,698,495		6,172,494		7,137,191

Selling, general and administrative expenses		17,337,577	8,720,287	7,288,783		6,875,834		5,789,730
Research and development expenses		1,558,325	1,323,397	903,921		905,360		999,985
Litigation settlement		-	-	-		230,000		-
(Loss) Income from operations		(15,398,540)	4,591,918	(1,494,209)		(1,838,700)		347,476

Interest expense		(19,314)	(27,294)	(33,874)		(25,595)		(9,173)
Interest income		771,137	441,353	68,238		90,418		220,014
Loss in operations of joint venture		(77,365)	(847,830)	(502,027)		(362,499)		(47,500)
Other income		450,000	3,486	8,703		-		104,444
(Loss) Income before income tax benefit (provision)		(14,274,082)	4,161,633	(1,953,169)		(2,136,376)		615,261

Gain on sale of state tax benefits		-	115,912	229,724		-		129,885
Benefit (provision) for income taxes		37,858	(392,000)	(16,000)		(15,000)		(40,000)

Net (loss) income		(14,236,224)	3,885,545	(1,739,445)		(2,151,376)		705,146

Other comprehensive (loss) income
Unrealized gain (loss) gain on securities available for sale		16,271	(20,985)	(8,553)		(14,725)		(69,617)
Reclassification adjustment for loss (gain) included in net income		-	6,584	8,914		44,830		(59,598)

Comprehensive (loss) income		$(14,219,953)	$3,871,144	$(1,739,084)		$(2,121,271)		$575,931

Per Share Data

Net (loss) income per share
Basic	$	(0.85)	$0.24	$(.12)	$	( .15)		$.05

Diluted		$(0.85)	$0.21	$(.12)	$	( .15)	$	. 04

Balance Sheet Data (at end of periods)

Working capital		$11,086,224	$23,915,273	$5,819,350		$6,151,367		$6,718,300

Total assets		$20,810,838	$30,673,366	$10,837,477		$12,918,311		$12,163,181

Total liabilities		$5,795,973	$3,652,080	$2,946,807		$5,870,129		$3,295,191

Stockholders’ equity		$15,014,865	$27,021,286	$7,890,670		$7,048,182		$8,867,990

Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ending 2006
	February 28,	May 31,	August 31,	November 30,	Total
Net revenue	$ 3,182,623	$ 1,921,695	$ 2,202,270	$ 2,574,465	$ 9,881,053
Gross profit	1,283,734	241,129	830,561	1,141,938	3,497,362
Net loss	(2,432,196)	(3,175,349)	(3,317,401)	(5,311,278)	(14,236,224)
Basic loss per share	(.14)	(.19)	(.20)	(.32)	(.85)
Diluted loss per share	(.14)	(.19)	(.20)	(.32)	(.85)

	For the Quarters Ending 2005
	February 28,	May 31,	August 31,	November 30,	Total
Net revenue	$ 4,755,486	$ 5,462,897	$ 5,504,634	$ 6,423,479	$ 22,146,496
Gross profit	2,934,000	3,612,376	3,677,321	4,411,905	14,635,602
Net income	874,803	870,991	992,937	1,146,814	3,885,545
Basic income per share	.06	.05	.06	.07	.24
Diluted income per share	.05	.05	.05	.06	.21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations.

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

•

our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to execute new contracts for health plan disease management services;
•	the risks associated with a significant concentration of our revenues with a limited number of health plan customers;
•	the timing and costs of implementation, and the effect of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act 2003;
•

our ability to effect estimated cost savings and clinical outcome improvements under health plan disease management contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the timeframes contemplated by us;

•

the ability of our health plan customers to provide timely, complete and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts, and our accurate analysis of such data;

•	our ability to resolve favorably contract billing and interpretation issues with our health plan customers;
•	our ability to effectively integrate new technologies into our care management information technology platform;
•

our ability to obtain adequate financing to provide the capital that may be needed to support the growth of our current and future operations and financing or insurance to support our performance in these operations;

•

unusual and unforeseen patterns of healthcare utilization by individuals within the health plans with chronic conditions, including coronary artery disease (“CAD”), stroke, heart failure (“HF”), hypertension, hyperlipidemia and the cardiovascular complications of diabetes with which we have executed disease management contracts;

•	the impact of the introduction of new technologies;
•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
•	the impact of future state and federal healthcare legislation and regulations on our business;
•	the financial health of our customers and their willingness to purchase our services;
•	the impact of litigation or arbitration;
•	our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our strategy within expected cost estimates;
•	general economic conditions

The Company will face additional risk factors in connection with the operations of its Managed Care segment. These risk factors may include, but not be limited, to the following:

•

the risks inherent in starting a new venture including the incurring of significant start-up expenses, the time and number of enrollees in the Special Needs Plans, and the ability to achieve profitable operations;

•	the ability to maintain certain levels of equity (referred to as surplus) that may be required by state regulations;
•

the ability to maintain the Risk-Based Capital ratio (RBC ratio) as defined and utilized by the National Association of Insurance Commissioners (NAIC) to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio);

•	the ability to reasonably estimate appropriate medical claims reserves and related benefit expenses;
•

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

•

the ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company’s and other health insurers flexibility to their underwriting and rating practices, particularly for small employer groups;

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

Acquisitions and Recent Developments

QMedCare, Inc.

In December 2004 we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that will assist with the operations of a series of specialty Managed Care programs serving a population of Medicare beneficiaries with chronic conditions. The first of these programs was offered in South Dakota, beginning January 2006 and the second is being offered in New Jersey beginning January 2007. Both programs operate as a Special Needs Plan serving chronically ill Medicare recipients. QMedCare Inc. specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a health maintenance organization in South Dakota. The Special Needs Plans are marketed in South Dakota as HeartLine Plus and in New Jersey as QMedCare and both provide exclusive health coverage for heart and stroke patients.

Positive Directions, Inc.

Positive Directions, Inc. is a wholly owned subsidiary of QMed, Inc. In May of 2005, QMed, Inc. acquired Positive Directions, Inc., (formerly Health e Monitoring, Inc.), a privately owned firm offering a comprehensive program for healthy weight and lifestyle management. In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. ("DMT"). DMT has developed a website for a health and wellness program.

Its program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. Since the direction of this program will be primarily focused on our care coordination programs for our SNP initiatives, we expect that minimal revenue will be derived from third parties.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of our fees may be “performance-based”. Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings. In most cases, we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member’s death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance – based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

We determine our level of performance at interim periods based on medical claims data, achievement of physician and patient participation levels, or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees, which could be subject to refund, are not recorded as revenue but rather are recorded as a current liability entitled “contract billings in excess of revenues.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the lag time associated with it. In most cases, complete paid claims data is not available until up to six months after claims are incurred. Although interim data measurements are indicative of performance objectives, actual results could differ from our estimates.

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

During the fiscal year ended November 30, 2006, approximately 63% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from four health plans that each comprised more than 10% of the Company’s revenues. The Company continues to anticipate a concentration of revenues from a limited number of customers in fiscal year 2007.

In 2006, the PacifiCare contract and BIPA Medicare Demonstration Project were terminated resulting in a reduction in revenue of approximately $10 million.

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners, a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007. This notice of nonrenewal will result in a reduction in revenue of approximately $2.8 million in 2007.

Managed Care Services

The Company’s captive insurance company entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. The SNP offers comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as billed by the physician. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported (IBNR), classified as “medical claims reserve” on the condensed consolidated balance sheet. Since this is a new plan, the Company estimates its IBNR based upon an independent actuarial analysis of expected costs. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

The Company also entered into an agreement with DAKOTACARE, a health maintenance organization, to administer the SNP in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

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

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition. During the year ended November 30, 2006, the company recorded an impairment charge of approximately $32,000 related to a write down of the assembled workforce.

Future events could cause the Company to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Share Based Compensation

On December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, it requires judgment in estimating the number of share-based awards that are expected to be forfeited. The Company contracts with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Recent Accounting Pronouncements

Refer to note 1 in the accompanying consolidated financial statements.

Results of Operations

The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company’s Consolidated Statements of Operations.

				Period-to-Period
				% Changes
	% For Year Ended			2006	2005
	November 30,			vs.	vs.
	2006	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	(55.4)%	42.2%
Cost of revenue	64.6	33.9	57.0	(15.0)	(15.4)
Gross Profit	35.4	66.1	43.0	(76.1)	118.5
Selling, general and administrative	175.5	39.4	46.8	98.8	19.6
Research and development	15.8	6.0	5.8	17.8	46.4
(Loss) income from operations	(155.8)	20.7	(9.6)	*	*
Interest expense	(0.2)	(0.1)	(0.2)	(29.2)	(19.4)
Interest income, net	7.8	2.0	0.4	74.7	546.8
Loss on operations of joint venture	(0.8)	(3.8)	(3.2)	*	*
Other income	4.6	-	0.1	*	*
(Loss) income before tax (provision) benefit	(144.5)	18.8	(12.5)	*	*
Gain on sale of tax benefit	-	0.5	1.5	*	*
Income tax (provision) benefit	0.4	(1.8)	(0.1)	(109.7)	2,350.0
Net (loss) income	(144.1)	17.5	(11.2)	*	*

* Not meaningful

Fiscal 2006 Compared to Fiscal 2005

Revenue for fiscal year 2006 decreased approximately $12.3 million or 55.4% as compared to fiscal year 2005. This decrease is attributable to (i) a decrease of approximately $11.9 million in revenue related to the expiration of four contracts; (ii) a decrease of approximately $768,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; (iii) a decrease of approximately $1.0 million related to the deferred revenue that was recognized under two contracts in fiscal 2005; and (iv) a decrease of approximately $500,000 in revenue recognized related to the settlement with Regence in the third quarter of fiscal 2005. These decreases were offset by (i) an increase in revenue of approximately $196,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; (ii) the recognition of approximately $201,000 of revenue related to the reconciliation of performance measurements under contracts in fiscal 2006; and (iii) the recognition of approximately $1,611,000 of premium and service revenues from the commencement of the operations of the South Dakota Special Needs Plan (SNP) program with DAKOTACARE on January 1, 2006.

Gross profit margins for fiscal year 2006 decreased to 35.4% from 66% for fiscal year 2005. This decrease is related to (i) a decrease in revenue of approximately $11.9 million attributable to the expiration of four contracts; (ii) approximately $190,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $153,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; and (iv) an increase of approximately $1,451,000 related to the medical claims associated with the South Dakota SNP program since the commencement of operations on January 1, 2006. The decrease in gross profit margins was offset by a decrease of approximately $2,898,000 of labor costs associated with the reduction in workforce and operating costs related to the non renewal of contracts.

Selling, general and administrative expenses for fiscal year 2006 increased by approximately $8.6 million over fiscal year 2005. The increase was attributable to (i) an increase of approximately $1,766,000 in salaries related to new executives and additional new hires for the operations of QMedCare, Inc., QMedCare of New Jersey, Inc., and Positive Directions, Inc. (formerly Health e Monitoring, Inc.); (ii) an increase of approximately $943,000 related to the accrual for employment agreement obligations for our former CEO; (iii) an increase of approximately $163,000 in travel and entertainment expenses related to development and/or launch activities associated with our South Dakota and New Jersey SNP initiatives and Positive Directions, Inc.; (iv) an increase of approximately $1,809,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; (v) an increase of approximately $1,020,000 in marketing and advertising expenses primarily related to our South Dakota and New Jersey SNP initiatives and Positive Directions, Inc.; (vi) an increase of approximately $1,536,000 of legal fees related to general corporate and litigation matters; (vii) an increase of approximately $619,000 associated with the operations of the South Dakota SNP program for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (viii) an increase in depreciation and amortization of approximately $279,000 attributable to the intangibles associated with the acquisition of Positive Directions, Inc. in the second quarter of fiscal year 2005 and Disease Management Technologies, Inc. in the fourth quarter of 2005; (ix) an increase of approximately $180,000 in actuarial services primarily attributable to our SNP programs; and (x) an increase of approximately $96,000 in recruitment costs related to new hires. Included within selling, general and administrative expenses for fiscal year 2006 (which incorporates the expenses noted above) was approximately $4,600,000 of costs incurred related to the Managed Care Segment, of which $1,200,000 was related to the implementation costs of the SNP project in New Jersey and the remaining costs related to the implementation and operation of the SNP in South Dakota. Additionally, approximately $2,100,000 of costs recorded during fiscal year 2006 (of which $1,800,000 was included within selling, general and administrative expenses) were incurred as implementation costs of Positive Directions, Inc.

Research and development expenses for fiscal year 2006 increased approximately $235,000 or 17.8% over fiscal year 2005. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $232,000 in salaries and related costs associated with new hires; and (ii) approximately $78,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments.” The increase in expenses was offset by (i) a decrease of approximately $85,000 in consulting costs. During fiscal year 2006, there was an increase of approximately $753,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to fiscal year 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management and SNP programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for fiscal year 2006 was approximately $771,000 as compared to $441,000 for fiscal year 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

Loss on operations of joint ventures for fiscal year 2006 decreased approximately $770,000 as compared to fiscal year 2005. The decrease is primarily attributable to reduction in costs incurred associated with the settlement with The Regence Group and Centre Insurance in fiscal 2005 and the dissolution of the respective joint venture in December 2005. The decrease in costs was offset by costs related to a joint venture entered into with two partners to provide services under a disease management contract in Minnesota.

Other income for fiscal year 2006 increased approximately $447,000 as compared to fiscal year 2005. The increase was attributable to the sale of a patent for $450,000 to a third party in May 2006.

Our effective tax rate for fiscal year 2006 is .27%. The difference in the Company’s effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets and the adoption of SFAS No. 123(R) “Share Based Payments”.

Fiscal 2005 Compared to Fiscal 2004

Revenue for fiscal year 2005 increased approximately $6.6 million or 42.2% over fiscal year 2004. This increase is attributable to (i) an increase of approximately $5.7 million of revenue related to the increase in enrollment related to contracts entered into during fiscal year 2004; (ii) the recognition of approximately $1.4 million of previously deferred revenue and bonuses earned under contracts with HealthPartners, SummaCare and PacifiCare where performance measurements were achieved or surpassed; (iii) an increase in revenue of $500,000 representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iv) a reduction of revenue in fiscal year 2004 of approximately $353,000 representing an increase in management’s deferred revenue estimate in connection with its settlement with The Regence Group; and (v) a reduction of $348,000 in revenue during fiscal year 2004 as a result of the reconciliation process for one of our smaller health plans. These increases were offset by a reduction in revenue of approximately $1.7 million from the termination of one disease management program, market exits and reductions in membership under existing disease management programs.

Gross profit margins for fiscal year 2005 increased to 66% from 43% for fiscal year 2004. This increase is related to (i) an increase in revenue attributable to an increase in enrollment in contracts entered into in fiscal year 2004 (while direct costs associated with the initial implementation costs on these contracts were incurred in fiscal year 2004, the incremental costs associated with the increased enrollment in fiscal year 2005 were not as significant as the initial implementation costs incurred in fiscal year 2004); (ii) an increase in revenue in fiscal year 2005 of $500,000, without a corresponding increase in costs, representing a return of funds previously paid under the guarantee in connection with the settlement of its arbitration with The Regence Group and Centre Insurance; (iii) a decrease in revenue in fiscal year 2004 of approximately $353,000, without a corresponding decrease in costs, which represented an increase in management’s deferred revenue estimate in connection with its settlement with The Regence Group; (iv) the recognition of approximately $1.4 million of revenue, without a corresponding increase in costs, related to the recognition of previously deferred revenue and bonuses earned under contracts with HealthPartners, SummaCare and PacifiCare where performance measurements were achieved or surpassed; and (v) approximately $1.6 million in labor and related cost reductions associated with efficiencies related to enhancements in our programs. The increase in gross profit margins was offset by an increase of approximately $292,000 related to the outsourcing of certain call center services and $60,000 in equipment costs for our disease management programs. We expect a significant reduction in gross profits in fiscal year 2006 as a result of the reduction in revenue related to the termination of contracts and the increase in costs of sales as a result of the share-based payments required to be expensed under SFAS No. 123(R), “Shared-Based Payment.”

Selling, general and administrative expenses for fiscal year 2005 increased by approximately $1.4 million or 19.6% over fiscal year 2004. The increase was attributable to (i) an increase of approximately $635,000 in salaries and related expenses primarily related to two new executives for QMedCare, Inc. and Positive Directions, Inc. and additional new hires throughout the Company; (ii) an increase of approximately $86,000 in travel expenses primarily related to business development for QMedCare, Inc. and Positive Directions, Inc. (ii) a $270,000 increase in consulting services; (iii) a $271,000 increase in advertising in connection with our SNP project in South Dakota; (iv) a $44,000 increase in costs associated with trade shows during fiscal year 2005; (v) a $157,000 increase in depreciation and amortization primarily attributable to the intangibles associated with the acquisition of Positive Directions, Inc. in the second quarter of fiscal year 2005 and Disease Management Technologies, Inc. in the fourth quarter of fiscal year 2005 and an increase in amortization of product software development; and (vi) a $199,000 increase in accounting and legal fees for compliance services. These increases were offset by a decrease of approximately $207,000 in commissions related to new contracts with health plans entered into in fiscal year 2004 and a decrease in insurance costs of $71,000. Included within selling, general and administrative expenses outlined above was approximately $1.1 million of costs incurred as implementation costs of QMedCare Inc. relating to the SNP project in South Dakota and approximately $430,000 of costs were incurred as implementation costs of Positive Directions, Inc. We expect to continue to incur implementation costs for both QMed Care Inc. and Positive Directions, Inc. in fiscal year 2006 and anticipate these costs to increase during this time period.

Research and development expenses for fiscal year 2005 increased approximately $419,000 or 46.4% over fiscal year 2004. Our accounting policies are to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. During the first quarter of fiscal year 2005, we completed the primary development of one of our new systems and therefore all subsequent costs are being expensed, which accounts for a portion of the increase in research and development expense. In addition, we incurred expenses in connection with the development of the Positive Directions, Inc. web-based wellness program. We continue to focus our efforts on the development of new advanced software programs, web-based applications, and tools to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a 2-5 year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

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

Our effective tax rate for fiscal year 2005 is 9.4%. The difference in the Company’s effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets and the sale of certain state tax benefits. Current period income tax expense represents federal and state tax liabilities attributable to the reported net income.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $47,700,000 less applicable expenses.

We had working capital of approximately $11.1 million at November 30, 2006 compared to approximately $23.9 million at November 30, 2005 and ratios of current assets to current liabilities of 3.2:1 as of November 30, 2006 and 8.2:1 as of November 30, 2005. The working capital decrease of approximately $12.8 million was primarily due to the net loss of approximately $14.2 million resulting in cash used in operations of approximately $7.2 million along with capital expenditures of $1.5 million.

In September 2001, we entered into a $1,000,000 line of credit agreement with Wachovia Bank, National Association. The agreement is collateralized by securities owned by the Company and was to expire on September 1, 2006. The line had been extended for 90 days and management decided not to renew the line of credit and requested a release of the collateral. Outstanding balances under the loan bear interest at an annual rate equal to the lower of the bank’s reference rate minus 1% or LIBOR plus 1.5%. As of November 30, 2006, no funds had been drawn. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company’s captive insurance company in South Carolina.

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

In December 2006, the Company funded an additional $2.5 million representing an insolvency reserve established for QMedCare of New Jersey, Inc. as required by the state of New Jersey Department of Banking and Insurance. These funds will be classified as noncurrent assets as the cash is not available for current operations. The funds are held in trust currently invested in certificates of deposit. As the Company’s premiums increase from growth in membership, it is anticipated that the Company will incur additional statutory requirements.

In fiscal year 2007, we anticipate that we will expend cash to fund our current operations, fund our continuing implementation costs associated with our managed care and wellness segments, and for establishing and maintaining certain levels of capital reserves as required by regulatory agencies in connection with the operations of our insurance subsidiary.

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

Material Commitments

The following schedule summarizes our contractual cost obligations as of November 30, 2006 in the periods indicated.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	81,000	69,000	12,000	-	-
Operating Leases	915,000	668,000	247,000	-	-
Unconditional Purchase Obligations	169,000	169,000	-	-	-
Other Long-Term Obligations -
Employment Agreements	1,708,000	1,089,000	619,000	-	-
Total Contractual Cash Obligations	$2,873,000	$1,995,000	$878,000	$-	$-

Risk Factors

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

Future Operating Results.

Future operating results, which reflect management’s current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist activities, industry specific factors, and regulatory change.

New Business Segment – Special Needs Plans

We have commenced operations of our new business segment as the administrator for a Medicare Advantage Coordinated Care Special Needs Plan for DAKOTACARE, a large health maintenance organization in South Dakota. We will commence with operations of our New Jersey Special Needs Plan in January 2007. The Special Needs Plans will be marketed as HeartLine Plus in South Dakota and QMedCare in New Jersey and will provide exclusive health coverage for heart and stroke patients. Our Company will be faced with all of the risks of establishing a new business, including significant start up costs, uncertainty as to the timing and number of enrollees in the Plan, effectively managing health care costs, and ability to achieve and maintain profitable operations.

Fluctuations in our quarterly operating results may cause volatility in the price of our common stock.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Our quarterly revenue and operating results depend upon a number of factors including, but not limited to, the timing of contracts signed, enrollment of plan members and progress of programs implemented during the quarter, which are difficult to forecast. In addition, a portion of our operating expenses is fixed in nature due to our revenue, research and development costs; to the extent that projected revenue does not meet forecast, these fixed cost would impact operating results.

We are in the process of implementing new information systems; problems with the redesign and implementation of these new systems could interfere with our operations.

We are in the process of implementing new information systems to enhance our current infrastructure in order to improve operating efficiency and expand the range of the care management services we offer. We may not be successful in implementing these new systems and transitioning data. As part of this effort, we are implementing software applications to manage our business operations. Failure to smoothly and successfully convert to this and/or other systems could temporarily interrupt our operations and adversely impact our ability to run the business. In addition, any failure or significant downtime in our new information systems could prevent us from efficiently implementing care management programs, reconciling cost savings timely and accurately, and could harm our business.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, insurance, executive, and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business.

Acquisitions, strategic alliances, and joint ventures may result in financial results that are different than expected.

We engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team, and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity would depend on a variety of factors, including:

•	the retention of key employees,
•	the management of facilities and employees in separate geographic areas,
•	the retention of key customers, and
•	the integration or coordination of different research and development, product manufacturing, and sales programs and facilities

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

Health plans and employers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact our ability to effectively deliver our services. The focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example. We believe that our ability to obtain from health plans and CMS patient identifiable medical information for disease management purposes is protected in federal regulations governing medical record confidentiality. State legislation or regulation of this information may be more restrictive. We are continually determining the extent to which specific state legislation or regulations govern our health plan operations. New federal or state legislation or regulation in this area, which prohibitively restricts the availability of certain critical information to us, would have a material negative impact on our operations.

The disease management industry experiences a lengthy sales cycle for new contracts.

The disease management industry has many entrants marketing various services and products labeled as “disease management.” The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at disease management. As a result, health plan purchasers of these services have had a challenging experience purchasing, evaluating, or monitoring such services; this generally results in a lengthy sales cycle for new health plan contracts. In addition, with the reduction in revenue of $10 million resulting from the termination of the PacifiCare contract and BIPA Medicare Demonstration Project, we continue to anticipate a concentration of revenues in fiscal 2007 resulting from a limited number of customers. Until we sign and implement additional health plan contracts, the loss or a downward restructuring of a contract would negatively and materially impact our results of operations and financial condition.

The disease management industry depends on effectively using information systems and the failure of these systems could adversely affect our business.

The disease management industry is dependent on the effective use of information technology. While we believe that our state-of-the-art technology provides us with a competitive advantage in the industry, we expect to continually invest in updating and expanding this technology. In addition, these system requirements expose us to technology obsolescence risks. Accordingly, we amortize our computer software and hardware over three to five years.

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

The membership enrollment and disenrollment processes of our health plan customers can result in a cyclical reduction of lives under management, especially during our first quarter. Employers typically make decisions about health insurance carriers at the end of each calendar year. Health plans also periodically assess the types of markets they service as well as the contractual arrangements of medical groups within those markets. In any event, all of these factors will have an effect on membership as of January 1 of each year. A health plan’s decision to exit markets or non-renewal of contracts with its medical groups will result in a loss of covered lives under management as of January 1. Although these decisions may also result in a gain of members, the process of identification and enrollment will typically lag by six months or longer. The result of these cyclical changes has not, to date, had a material impact on the company’s revenues or results of operations but could have such an effect in the future.

A potential seasonal impact on covered membership could be caused by a decision by a health plan to withdraw or expand coverage thereby automatically disenrolling previously covered members or enrolling new members, and/or would significant shifts in employer’s participation in the plans.

Contract renewals

No assurances can be given that results from contract restructurings and possible terminations at or prior to renewal would not have a material negative impact on our operations and financial condition.

Share prices of healthcare companies and our share price in particular may be volatile. The volatility may be influenced by the market’s perceptions of the healthcare sector in general, or of other companies believed to be similar to us or by the market’s perception of our operations and future prospects. Many of these perceptions are beyond our control.

Health Care Regulation

General

The federal and state governments have adopted laws and regulations that govern our business activities in various ways. These laws and regulations restrict how we conduct our business and result in additional burdens and costs to us. Areas of governmental regulation include:

•	Licensure
•	Policy forms, including plan design and disclosures
•	Premium rates and rating methodologies
•	Underwriting rules and procedures
•	Benefit mandates
•	Eligibility requirements
•	Service areas
•	Market conduct
•	Utilization review activities
•	Payment of claims, including timeliness and accuracy of payment
•	Member rights and responsibilities
•	Sales and marketing activities
•	Quality assurance procedures
•	Disclosure of medical and other information
•	Provider rates of payment
•	Surcharges on provider payments
•	Provider contract forms
•	Delegation of risk and other financial arrangements
•	Producer licensing and compensation
•	Financial condition (including reserves) and
•	Corporate governance

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

•

Amending or supplementing ERISA to impose greater requirements on the administration of employer-funded benefit plans or limit to the scope of current ERISA pre-emption, which would among other things expose health plans to expanded liability for punitive and other extra-contractual damages.

•

Imposing assessments on (or to be collected by) health plans or health carriers, such as assessments for insolvency, assessments for uninsured or high-risk pools, assessments for uncompensated care, or assessments to defray provider medical malpractice insurance costs.

•	Extending malpractice and other liability exposure for decisions made by health plans.

•	Mandating coverage for certain conditions and/or specified procedures, drugs, or devices (e.g. infertility treatment, experimental pharmaceuticals).

•	Mandating direct access to specialists for patients with chronic conditions, and direct access to OB/GYNs, chiropractors, or other practitioners.

•	Mandating expanded employer and consumer disclosures and notices.

•	Mandating expanded coverage for emergency services.

•	Prohibiting or limiting certain types of financial arrangements with providers including, among other things, incentives based on utilization of services or various other performance metrics.

•	Imposing substantial penalties for failure to pay claims within specified time periods.

•

Regulating the composition of provider networks, as occurs with willing provider and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan).

•	Imposing a fee schedule for out-of-network care.

•	Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts, and other horizontal restraints on competition.

•	Restricting health plan claim and related procedures.

•	Requiring the application of treatment and financial parity between mental health benefits and medical benefits within the same health plan.

•	Extending benefits available to workers who lose their jobs and others who are uninsured.

•	Mandating liberalized definitions of medical necessity.

•	Mandating internal and external grievance and appeal procedures (including expedited decision making and access to external claim review).

•	Enabling the creation of new types of health plans or health carriers, which in some instances would not be subject to the regulations or restrictions that govern our operations.

•	Allowing individuals and small groups to collectively purchase health care coverage without any other affiliations.

•	Imposing requirements and restrictions on operations of pharmacy benefit managers, including restricting or eliminating the use of formularies for prescription drugs.

•	Making health plans responsible for provider payments in the event of financial failure by a capitated physician group or other intermediary.

•	Creating or expanding state-sponsored health benefit purchasing pools, in which we might be required to participate.

•	Creating a single payer system where the government oversees or manages the provision of health care coverage.

•	Imposing employer or individual health coverage mandates.

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

Patients’ Rights Legislation

Various state legislatures and the U.S. Congress continue to debate legislation containing various patient protection initiatives, including provisions that could expose the Company to unlimited economic damages and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of “medical necessity” or other coverage determinations. The Company cannot predict whether these measures will be enacted into law in 2006 or what form any such legislation might take.

ERISA

The provision of services to certain employee benefit plans including certain Health Care, Group Insurance and Large Case Pensions benefit plans, is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (the “DOL”). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third-party claims administration services for benefit plans.

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

In the Special Needs Plan business segment, profitability depends in large part on accurately forecasting health care costs and on our ability to appropriately manage future health care costs through underwriting criteria, product design, negotiation of favorable provider contracts and medical management programs. The aging of the population and other demographic characteristics, and advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, the cost of prescription drugs and direct-to-consumer marketing by pharmaceutical companies, adverse selection, changes in the regulatory environment, health care provider or member fraud and numerous other factors affecting the cost of health care are beyond any health plan’s control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations. The profitability of our business will depend on our ability to effectively manage health care costs for our chronically ill members. The number of individual services rendered and the cost of each service affect total health care costs. Although we believe our disease management expertise will allow us to control costs effectively, inflation, regulations and other factors may cause actual costs to exceed estimates. These factors include, but are not limited to, increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, technology, new mandate benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. In addition, since we are just entering this managed care segment and are likely to have a low enrollment base in the early stages, we are potentially at financial risk from individuals who may incur abnormally high medical costs. Since a large portion of the premiums are utilized for medical costs, relatively small differences between predicted and actual medical costs can result in significant changes in our financial results. There can be no assurance regarding the accuracy of medical cost projections assumed for pricing purposes and if the rate of increase in medical costs in 2007 were to exceed the levels of Medicare reimbursement, our results would be materially adversely affected.

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

Management will need to continue to focus on executing multiple strategic and operational projects and initiatives at the same time, including, among other things, new customer market approach, further improving the efficiency of operations, certain significant technology projects, further improving relations with health care providers, customer or provider contracting changes, or other business process improvements. The future performance of our business will depend in large part on our ability to design and implement these initiatives. If these initiatives do not achieve their objectives or result in increased medical costs, our results could be adversely affected. Refer to “Overview” for more information.

We would be adversely affected if there were a significant loss or significant shift in the type of our Managed Care insurance initiatives.

Failure to achieve profitable membership growth in our Managed Care insurance initiatives could materially adversely affect our results of operations.

Terrorism or the continued threat of terrorism, epidemics or other extreme events could materially increase Health Care utilization and pharmacy costs and Group Insurance life and disability claims, although we cannot predict whether any such increases will occur.

Terrorism can affect the U.S. economy in general, but also the healthcare industry and QMed specifically. Beyond obtaining coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from terrorism away from the Company. In particular, in the event of bioterrorism epidemics or other extreme events, we could face significant health care costs depending on the government’s actions and the responsiveness of public health agencies and insurers.

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

Reserves will be established to reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. These reserves will be estimated periodically, and any resulting adjustments will be reflected in current-period operating results. These reserves will be based on a number of factors, including those derived from actuarial assumptions and analysis. We expect that a large portion of health care claims will typically not be submitted until after the end of the quarter in which providers render services to members. As a result, subject matter knowledge is used in this estimation process; considerable variability is inherent in such estimates, and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends (the rate of increase in medical costs). A worsening (or improvement) of medical cost trend or changes in claim payment patterns from assumptions used to estimate the reserves would cause such estimates to change in the near term, and such a change could be material.

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

We must demonstrate that our products and processes facilitate access by members to quality care delivered by their providers.

Failure to demonstrate that our products and processes (such as disease management programs, provider credentialing and other quality of care and information management initiatives) facilitate access by members to quality care by providers would adversely affect our ability to differentiate our product and/or service offerings from those of competitors.

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

In our government-funded health programs, such as our SNP Programs, the government payor determines the premium levels. If the government payor reduces the premium levels or increases premiums by less than our costs of service increase, and if we cannot offset these with supplemental premiums and changes in benefit plans, then we could be materially adversely affected.

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

Our future business will be subject to extensive regulation and oversight by state and federal governmental authorities. The federal and many state governments have enacted and continue to consider legislative and regulatory changes related to health products. At this time, we are unable to predict the impact of future changes, although we anticipate that some of these measures, if enacted, could adversely affect health operations through:

•	Affecting premium rates,
•	Reducing our ability to manage medical costs,
•	Increasing medical costs and operating expenses,
•	Increasing our exposure to lawsuits,

•	Regulating levels and permitted lines of business,
•	Imposing financial assessments, and
•	Regulating business practices.

Recently, there has been heightened review by regulators of the health care insurance industry’s business practices; these include utilization management and claim payment practices as well as review of the general insurance industry’s brokerage practices. These regulatory reviews could result in changes to or clarifications of our business practices, and also could result in material fines, penalties, or other sanctions. Our business also may be adversely impacted by judicial and regulatory decisions that expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA, or reduce the scope of ERISA pre-emption of state law claims.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

Any requirement to restate financial results in the event of inappropriate application of accounting principles;

Financial loss from inadequate insurance coverage due to self-insurance levels or unavailability of coverage for credit or other reasons;

•	Failure of our processes to prevent and detect unethical conduct of employees;
•	A significant failure of internal controls over financial reporting;
•	Failure of our prevention and control systems related to employee compliance with internal policies;
•	Provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers; and
•	Failure of Corporate Governance policies and procedures.

We undertake no obligation to update or revise any such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At November 30, 2006, the Company had no outstanding long-term debt. Although the Company’s assets included approximately $3.0 million in cash and cash equivalents and approximately $10.9 million of securities with a maturity of generally less than one year at November 30, 2006, market rate risk associated with changing interest rates in the United States is not material. See also Note 2 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Attached.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Internal Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by the Annual Report. This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Principal Executive Officer (PEO) and Chief Financial Officer (CFO). Attached as exhibits to this Annual Report are certifications of the PEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by Amper, Politziner & Mattia P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Scope of the Controls Evaluation. The PEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our finance organization and by our independent auditors in connection with their audit and review activities.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

In accordance with SEC requirements, the PEO and CFO note that, since the date of the Controls Evaluation to the date of this Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our PEO and CFO have concluded that, subject to the limitations noted above at the end of the period covered by this Annual Report, our Disclosure Controls are effective to provide reasonable assurance that material information relating to QMed and its consolidated subsidiaries is made known to management, including the PEO and CFO, particularly during the period when our periodic reports are being prepared.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s 2006 Annual Report on Internal Controls, that QMed, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2006 and the related consolidated statements of operations, comprehensive income (loss) stockholders’ equity and cash flows for the year ended November 30, 2006 in our report dated February 9, 2007, in which we expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.

February 9, 2007

Edison, New Jersey

QMED, INC. AND SUBSIDIARIES

For the Years Ended

November 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

QMed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended November 30, 2006, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QMed, Inc. and Subsidiaries as of November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended November 30, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of QMed, Inc. and Subsidiaries internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 9, 2007 expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

Amper, Politziner & Mattia, P.C.

Edison, New Jersey

February 9, 2007

QMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

November 30,

	2006	2005
Assets
Current assets
Cash and cash equivalents	$3,039,695	$4,051,046
Investments in securities	10,867,815	19,348,503
Accounts receivable, net of allowance for
doubtful accounts of $59,505 and $76,518, respectively	2,005,485	3,377,495
Inventory, net of reserve	36,631	30,887
Prepaid expenses and other current assets	301,282	411,608

	16,250,908	27,219,539
Restricted cash, long term	705,881	-
Property and equipment, net	989,329	1,058,295
Product software development costs, net	2,104,788	1,161,083
Accounts receivable, non-current	-	271,809
Acquired intangibles, net	587,027	795,848
Other assets	149,202	128,794
Investment in joint ventures	23,703	37,998

	$20,810,838	$30,673,366

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,827,223	$1,577,385
Medical claims payable	364,830	-
Leases payable, current portion	65,881	146,483
Accrued salaries and commissions	446,740	721,792
Fees reimbursable to health plans	47,005	39,000
Contract billings in excess of revenues	1,396,423	744,743
Deferred revenue	16,583	12,253
Income taxes payable	-	62,610

	5,164,685	3,304,266
Leases payable, long term	11,645	76,005
Accrued severance payable, long term	619,643	-
Contract billings in excess of revenue, long term	-	271,809

	5,795,973	3,652,080
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 40,000,000 shares
authorized, 16,858,539 and 16,804,846 shares issued
16,836,539 and 16,782,846 outstanding, respectively	16,859	16,805
Paid-in capital	53,433,095	51,219,617
Accumulated deficit	(38,354,696)	(24,118,472)
Accumulated other comprehensive income
Unrealized losses on securities available for sale	(4,768)	(21,039)

	15,090,490	27,096,911
Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)

Total stockholders' equity	15,014,865	27,021,286

	$20,810,838	$30,673,366

See accompanying notes to consolidated financial statements.

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended November 30,

	2006	2005	2004
Revenue	$9,881,053	$22,146,496	$15,576,599
Cost of revenue	6,383,691	7,510,894	8,878,104

Gross profit	3,497,362	14,635,602	6,698,495

Selling, general and administrative expenses	17,337,577	8,720,287	7,288,783
Research and development expenses	1,558,325	1,323,397	903,921

(Loss) income from operations	(15,398,540)	4,591,918	(1,494,209)

Interest expense	(19,314)	(27,294)	(33,874)
Interest income	771,137	441,353	68,238
Loss in operations of joint ventures	(77,365)	(847,830)	(502,027)
Other income	450,000	3,486	8,703

(Loss) income before income tax benefit (provision)	(14,274,082)	4,161,633	(1,953,169)
Gain on sale of state tax benefits	-	115,912	229,724
Benefit (provision) for income taxes	37,858	(392,000)	(16,000)

Net (loss) income	$(14,236,224)	$3,885,545	$(1,739,445)

Basic (loss) income per share
Weighted average shares outstanding	16,810,667	16,465,178	14,766,895

Basic (loss) income per share	$(0.85)	$0.24	$(0.12)

Diluted (loss) income per share
Weighted average shares outstanding	16,810,667	18,457,101	14,766,895

Diluted (loss) income per share	$(0.85)	$0.21	$(0.12)

See accompanying notes to consolidated financial statements.

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended November 30,

	2006	2005	2004
Net (loss) income	$(14,236,224)	$3,885,545	$(1,739,445)
Other comprehensive income (loss):
Unrealized gain (loss) on securities
available for sale	16,271	(20,985)	(8,553)

Reclassification adjustment for losses
included in net (loss) income	-	6,584	8,914

Comprehensive (loss) income	$(14,219,953)	$3,871,144	$(1,739,084)

See accompanying notes to consolidated financial statements.

QMED, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended November 30,

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Total
Balances - November 30, 2003	14,627,384	$14,627	33,380,751	$(26,264,572)	$(6,999)	22,000	$(75,625)	$7,048,182
Exercise of stock options and warrants	220,639	220	508,833	-	-	-	-	509,053
Issuance of common stock in connection with
Directors Equity Plan	3,524	4	28,433	-	-	-	-	28,437
Amortization of non-employee stock options	-	-	55,775	-	-	-	-	55,775
Issuance of common stock through private
placement for cash, net of expenses	298,507	299	1,988,008	-	-	-	-	1,988,307
Net Loss	-	-	-	(1,739,445)	-	-	-	(1,739,445)
Unrealized holding gains on securities
available for sale	-	-	-	-	361	-	-	361

Balances - November 30, 2004	15,150,054	$15,150	35,961,800	$(28,004,017)	$(6,638)	22,000	$(75,625)	$7,890,670
Exercise of stock options and warrants	261,108	261	987,384	-	-	-	-	987,645
Issuance of common stock in connection with
Directors Equity Plan	3,435	4	39,371	-	-	-	-	39,375
Amortization of non-employee stock options	-	-	54,917	-	-	-	-	54,917
Issuance of common stock through private
placement for cash, net of expenses	1,349,839	1,350	13,817,500	-	-	-	-	13,818,850
Issuance of common stock in connection with
asset purchase	40,410	40	351,645	-	-	-	-	351,685
Tax benefit from stock option exercises	-	-	7,000	-	-	-	-	7,000
Net Income	-	-	-	3,885,545	-	-	-	3,885,545
Unrealized holding gains on securities
available for sale	-	-	-	-	(14,401)	-	-	(14,401)

Balances - November 30, 2005	16,804,846	$16,805	$51,219,617	$(24,118,472)	$(21,039)	22,000	$(75,625)	$27,021,286
Exercise of stock options and warrants	46,245	47	131,612	-	-	-	-	131,659
Issuance in connection with Directors
Equity Plan	7,448	7	41,548	-	-	-	-	41,555
Stock compensation expense - employees	-	-	2,040,318	-	-	-	-	2,040,318
Net Loss	-	-	-	(14,236,224)	-	-	-	(14,236,224)
Unrealized holding gains on securities
available for sale	-	-	-	-	16,271	-	-	16,271

Balances - November 30, 2006	16,858,539	$16,859	$53,433,095	$(38,354,696)	$(4,768)	22,000	$(75,625)	$15,014,865

See accompanying notes to consolidated financial statements.

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended November 30,

	2006	2005	2004
Cash flows from operating activities
Net (loss) income	$(14,236,224)	$3,885,545	$(1,739,445)

Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities
Loss on sale of investments	-	6,584	8,914
Loss in operations of joint venture	77,365	847,830	502,027
Depreciation and amortization	885,210	624,426	476,753
Provision for loss on accounts receivable	23,943	57,153	51,850
Provision for slow moving inventory	-	9,632	101,428
Tax benefit from stock option exercises	-	7,000	-
Stock compensation expense	41,555	39,375	28,437
Share-based compensation	2,040,318	-	-
Amortization of non-employee stock options	-	54,917	55,775
Amortization of bond discounts and premiums	(42,097)	(80,455)	116,260
(Increase) decrease in
Accounts receivable	1,619,876	(955,950)	(1,487,336)
Inventory	(5,744)	(2,164)	6,456
Prepaid expenses and other current assets	110,326	29,012	(47,837)
Increase (decrease) in
Accounts payable and accrued liabilities	1,631,315	1,064,588	(313,944)
Medical claims payable	364,830	-	-
Contract billings in excess of revenues	384,201	(240,709)	(1,277,632)
Other	(91,779)	41,089	21,194

Total adjustments	7,039,319	1,502,328	(1,757,655)

	(7,196,905)	5,387,873	(3,497,100)

Cash flows from investing activities
Increase in restricted cash long term	(705,881)	-	-
Proceeds from sale of securities available for sale	12,059,995	10,001,013	9,760,860
Purchase of securities available for sale	(3,520,939)	(27,192,684)	(5,769,210)
Capital expenditures	(312,556)	(148,311)	(106,331)
Product development software expenditures	(1,229,810)	(477,200)	(534,726)

Cash paid for acquisition	-	(522,450)	-
Investment in joint venture	(91,952)	(959,179)	(564,750)

	6,198,857	(19,298,811)	2,785,843

Cash flows from financing activities
Proceeds from issuance of common stock
and investment rights	-	13,818,850	1,988,307
Proceeds from exercise of stock options
and warrants	131,659	987,645	509,053
Payments on capital leases	(144,962)	(137,082)	(131,803)

	(13,303)	14,669,413	2,365,557

Net change in cash and cash equivalents	(1,011,351)	758,475	1,654,300
Cash and cash equivalents - beginning	4,051,046	3,292,571	1,638,271

Cash and cash equivalents - ending	$3,039,695	$4,051,046	$3,292,571

Cash paid during the period for:
Interest	$19,314	$27,294	$33,874
Income taxes	111,939	338,390	6,810
Non-cash investing activities:
Capital leases entered into during the period	$-	$93,071	$280,410
Issuance of 40,410 shares of common stock in
connection with acquisition	$-	$351,685	$-

See accompanying notes to consolidated financial statements.

QMED, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 - Significant Accounting Policies

Nature of Business

QMed, Inc. (the “Company”) operates in three industry segments: disease-management services, specialty managed care services and health and wellness programs. The Company and Interactive Heart Management Corp. (“IHMC”), a wholly owned subsidiary, provide disease management services to health plans nationwide. In 2005, the Company established QMedCare, Inc., a wholly owned subsidiary, to assist in providing specialty managed care services to chronically ill Medicare recipients under a Special Needs Plan (“SNP”) agreement with DAKOTACARE, an HMO in South Dakota. In 2006, the Company established QMedCare of New Jersey, Inc., a wholly owned subsidiary and a licensed HMO in New Jersey providing specialty managed care services to chronically ill Medicare Beneficiaries under a second SNP. In April 2005, the Company acquired Positive Directions, Inc., (formerly Health e Monitoring, Inc.), a wholly owned subsidiary, to provide wellness and weight management programs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, IHMC, QMedCare, Inc., QMedCare of New Jersey, Inc., Positive Directions, Inc. and the Company’s majority-owned (83%) inactive subsidiary, Heart Map, Inc. (dissolved in December 2005). All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents for financial statement purposes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company restricts cash and cash equivalents to financial institutions with high credit standings.

Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Included in accounts receivable are unbilled balances totaling approximately $104,000 and $109,000 at November 30, 2006 and 2005, respectively.

Investments in Securities

The Company accounts for investments in securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this Statement, the Company’s securities with a readily determinable fair value and which meet the definitions set forth in SFAS No. 115 have been classified as “available for sale” and are carried at fair value. Net unrealized gains and losses on marketable

Note 1 - Significant Accounting Policies - (continued)

securities are credited or charged to accumulated other comprehensive income, net of income taxes.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2006 and 2005, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2006 and 2005, based upon current rates for the same or similar instruments.

Product Software Development Costs

The Company recognizes Product Software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed, which is between two to five years.

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

Note 1 - Significant Accounting Policies - (continued)

Impairment of Intangible Assets (continued)

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

Revenue Recognition – Disease Management

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

Note 1 - Significant Accounting Policies - (continued)

Revenue Recognition – Disease Management (continued)

In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled “contract billings in excess of revenues.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2006 and 2005, based on information and data available, the Company has deferred approximately $1,396,000 and $1,017,000 of revenue, respectively, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts.

During the fiscal year ended November 30, 2006, approximately 63% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2004, approximately 45% of disease management services were derived from four health plans that each comprised more than 10% of the Company’s revenues.

Managed Care Services

The Company’s captive insurance company entered into an agreement with a reinsurer whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. The SNP offers comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as billed by the physician. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, (IBNR) classified as “medical claims payable” on the condensed consolidated balance sheet. Since this is a new plan, the Company estimates its IBNR based upon an independent actuarial analysis of expected costs. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities

Note 1 - Significant Accounting Policies - (continued)

are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

The Company also entered into an agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP program in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

Revenue Recognition – Medical Equipment

Revenue is recognized on equipment revenue when the equipment is shipped and title passes. Management establishes estimated accruals for returns from customers, and for allowances granted to customers at the time of shipment. For the years ended November 30, 2006, 2005 and 2004, there have been deminimus sales returns or allowances.

During 2006, 2005 and 2004, the Company sold extended one-year service warranty contracts to customers. Revenue on one-year warranty contracts is recognized on a straight-line basis over the life of the contract.

Earnings (Loss) Per Share

Earnings (loss) per share is reported under SFAS No. 128 “Earnings per Share”. The presentation of basic earnings per share is based upon weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based on average common shares outstanding during the period plus the dilutive effect of stock options and warrants outstanding.

Share Based Compensation

On December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, it requires judgment in estimating the number of share-based awards that are expected to be forfeited. The Company contracts with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

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

Note 1 - Significant Accounting Policies - (continued)

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

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. We do not yet know the impact that the adoption of FIN No. 48 will have on our financial position or results of operations.

Fair Value Measurement

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Effect of Prior Year Misstatements on Current Year Misstatements

In September 2006 the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which requires that companies quantify errors under both the “rollover” and “iron curtain” methods and evaluate the misstatement of the current year financial statements calculated under each approach. The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement, while the iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin.

Note 1 - Significant Accounting Policies - (continued)

New Accounting Pronouncements (continued)

After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a company must adjust its financial statements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.

Note 2 - Investments in Securities

Investments in securities available-for-sale as of November 30, 2006 and 2005 were as follows:

2006	Cost	Market Value	Unrealized Gain (Loss)
Corporate debt securities	$10,872,583	$10,867,815	$(4,768)

2005	Cost	Market Value	Unrealized Gain (Loss)
Corporate debt securities	$13,321,361	$13,318,203	$(3,158)
Certificate of deposits	100,000	99,678	(322)
Government debt securities	5,948,181	5,930,622	(17,559)

	$19,369,542	$19,348,503	$(21,039)

During the years ended November 30, 2006 and 2005, the Company sold available for sale securities for approximately $12,060,000 and $10,001,000, respectively, resulting in losses of approximately $0 and $6,600, respectively.

Note 3 – Inventory

	November 30,
	2006	2005
Raw materials (component parts and supplies)	$114,225	$116,873
Finished units	33,466	25,074

Total inventory	$147,691	$141,947
Reserve for slow moving inventory	(111,060)	(111,060)

Net inventory	$36,631	$30,887

Note 4 – Restricted Cash and Cash Equivalents

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

Note 4 – Restricted Cash and Cash Equivalents – (continued)

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

Note 5 - Property and Equipment

	November 30,
	2006	2005
Machinery and equipment	$1,422,585	$1,422,585
Loaner equipment	244,542	244,542
Furniture and fixtures	1,148,767	1,116,670
Office equipment	2,049,295	1,742,867
Leasehold improvements	154,496	125,353
Equipment held under capital leases	373,480	428,592

	5,393,165	5,080,609
Less accumulated depreciation and amortization	(4,403,836)	(4,022,314)

Property and equipment - net	$989,329	$1,058,295

At November 30, 2006 and 2005, the equipment under the capital leases had net book values of approximately $189,000 and $295,000, respectively.

Depreciation expenses were approximately $382,000, $363,000 and $339,000 for 2006, 2005 and 2004, respectively.

Note 6 - Product Software Development Costs

During the years ended November 30, 2006 and 2005, the Company capitalized approximately $1,230,000 and $477,000 in product software development costs, respectively. These costs are amortized over their estimated useful life, between two to five years.

During the years ended November 30, 2006, 2005 and 2004, amortization costs related to product software development costs were approximately $286,000 and $174,000 and $119,000, respectively. Accumulated amortization was $901,383 and $615,279 at November 30, 2006 and 2005, respectively. Estimated amortization expense is $522,000, $473,000, $445,000, $388,000 and $269,000 for the next five fiscal years, respectively.

Note 7 – Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Positive Directions, Inc. (formerly Health e Monitoring, Inc.). Positive Directions has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 will not be achieved and as a result, the company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire Positive Directions have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Directions’s existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 will not be achieved and as a result, the company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

Note 7 – Acquired Intangibles - (continued)

The following table summarizes the estimated fair value of the assets acquired and their balances as of November 30, :

2006	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions, Inc.:
Covenant not to compete	$483,363	$(157,093)	$326,270	5
Acquired technology	46,307	(15,050)	31,257	5

DMT:
Software and contents	299,348	(69,848)	229,500	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(287,108)	$587,027

2005	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions, Inc.:
Covenant not to compete	$483,363	$(60,420)	$422,943	5
Acquired technology	46,307	(5,788)	40,519	5

DMT:
Software and contents	299,348	(9,978)	289,370	5
Assembled workforce	45,117	(2,101)	43,016	4
	$874,135	$(78,287)	$795,848

During the year ended November 30, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $96,673, $9,261, $59,870 and $43,016, respectively. During the year ended November 30, 2006, the company recorded an impairment charge within selling, general and administrative expenses of approximately $32,000 related to a write down assembled workforce. During the year ended November 30, 2005, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $60,420, $5,788, $9,978 and $2,101, respectively. Estimated amortization expense is $166,000 for fiscal years 2007, 2008 and 2009 and $90,000 for the fiscal year thereafter.

Note 8 - Investment in Joint Ventures

The Company has a 50% interest in HeartMasters, L.L.C. (“HM”). The management agreement provides for profits and losses to be allocated based on the Company’s 50% interest. As of November 30, 2006, the Company has recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

Note 8 - Investment in Joint Ventures - (continued)

The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

	November 30,
	2006	2005
Balance Sheet
Current assets	$-	$27,454
Liabilities	-	51,811

Capital	$-	$(24,357)

Statements of operations
Revenues	$-	$-
Operating expenses	(2,098)	777,741

Net loss	$(2,098)	$(777,741)

The Company has a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provides for profits and losses to be allocated based on the Company’s 33.33% interest. As of November 30, 2006, the Company has recorded losses to date of approximately $229,000 bringing its investment in this joint venture to approximately $24,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46. As of November 30, 2006, approximately $790,000 is due from this joint venture of which is included in accounts receivable. As of November 30, 2005, approximately $666,000 was due from this joint venture of which approximately $394,000 was included in accounts receivable and approximately $272,000 was included in non-current accounts receivable.

The unaudited summary financial information for HSP as of and for the period ended November 30, is as follows:

	2006	2005
Balance Sheet
Assets	$1,555,056	$2,062,955
Liabilities	1,495,079	1,992,112

Capital	$59,977	$70,843

Statements of operations
Revenues	$7,081,755	$6,874,572
Operating expenses	7,218,812	7,014,858

Net loss	$(137,057)	$(140,286)

Note 9 - Accounts Payable and Accrued Liabilities

	November 30,
	2006	2005
Accounts payable - trade	$1,378,999	$1,010,163
Insurance premiums payable	79,124	58,867
Professional fees payable	609,553	305,080
Accrued severance payable, current	323,776	-
Other accrued expenses - none in
excess of 5% of current liabilities	435,771	203,275

	$2,827,223	$1,577,385

Note 10 – Medical Claims Payable

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported (IBNR) reserve as of the period indicated:

November 30, 2006
IBNR as of December 1, 2005	$-
Health care claim expenses incurred during the period	1,450,862
Health care claims paid during the period	(1,086,032)

IBNR as of November 30, 2006	$364,830

Included in the health care claim expenses incurred during the period is our provision for the IBNR reserve. The IBNR reserve estimated at November 30, 2006 was derived by an independent actuarially analysis.

Note 11 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of November 30, 2006 and 2005, there was $47,005 and $39,000 outstanding under these provisions.

Note 12 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with Wachovia Bank, N.A., formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank’s prime rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2006. The line of credit was extended for 90 days however management decided not to renew the line of credit and requested a release of the collateral. Borrowings under this line of credit were $-0- at November 30, 2006 and 2005.

Note 13 - Capital Lease Obligations

The Company has entered into various capital leases for equipment expiring through April 2008, with aggregate monthly payments of approximately $11,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2006:

For the Years Ending November 30,
2006	$69,303
2007	11,875

Total minimum lease payments	81,178
Less amount representing interest (8% - 10%)	(3,652)

Present value of net minimum lease payments	77,526
Less current maturities	65,881

Long-term maturities	$11,645

Note 14 – Accrued Severance Payable

On November 28, 2006, the Company announced that its CEO was appointed as a special advisor to the Board for Strategic Development and Expansion Issues. He will continue to be a director of the Company, but will no longer serve in the capacity as either the CEO or the President of the Company.

As a result, the Company incurred certain obligations under the terms of the employment agreement. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As November 30, 2006, the Company has recorded $943,419 representing the present value of these obligations using an interest rate of 4% of which $323,776 is recorded as current and $619,643 is long term.

Note 15 - Income Taxes

Income tax (benefit) expense is made up of the following:

	2006	2005	2004
Federal income tax	$-	$87,000	$-
State income (benefit) tax	(37,858)	305,000	16,000

Total current	$(37,858)	$392,000	$16,000

Note 15 - Income Taxes – (continued)

The current state tax provision of $18,000 was offset by a refund of state taxes of approximately $56,000 received in fiscal 2006.

The effective tax rate varied from the statutory rate as follows:

	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
Share based compensation expense	(2.12%)	-	-
State income tax, net of federal
Benefit	.31%	2.3%	(0.6%)
Certain non-deductible expenses	(0.29%)	0.5%	(1.6%)
Other	(0.23%)
Effect on net operating loss
carryforward and valuation allowance	(31.4%)	(27.4%)	(32.8%)

	.27%	9.4%	(1.0%)

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2006 and 2005, follow:

	November 30,
	2006	2005
Current assets and liabilities
Allowance for doubtful accounts	$24,000	$31,000
Inventory reserve	44,000	44,000
Inventory overhead capitalization	24,000	1,000
Deferred warranties	5,000	5,000
Accrued Expenses	269,000	-

	366,000	81,000
Valuation allowance	(366,000)	(81,000)

Net current deferred tax asset (liability)	$-	$-

	November 30,
	2006	2005
Noncurrent assets and liabilities
Depreciation and amortization	$(44,000)	$(106,000)
Accrued Expenses	124,000	-
Investments	-	(26,000)
Net operating loss carryforward	12,423,000	7,999,000
Research and development credit carryforward	82,000	82,000
Alternative minimum tax credit carryforward	76,000	76,000
Stock compensation	124,000	123,000
Share based compensation expense	460,000	-
Capital loss carryforward	-	18,000

	13,245,000	8,166,000
Valuation allowance	(13,245,000)	(8,166,000)

Net noncurrent deferred tax asset (liability)	$-	$-

Net noncurrent deferred tax asset (liability)	$-	$-

Note 15 - Income Taxes – (continued)

The Company has cumulative pre-tax losses through fiscal 2005 for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. Given the recent terminated contracts and the start up costs associated with the new business segments, there can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $13,611,000 and $8,200,000 as of November 30, 2006 and 2005, respectively.

As of November 30, 2006, the Company has available the following federal net operating loss carryforwards for tax purposes of $30,276,000 beginning to expire in 2010.

The Company has net operating loss carryforwards for state tax purposes of approximately $26,751,000 expiring at various times from fiscal years ending 2007 through 2020. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and ownership changes.

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

Note 16 - Stockholders’ Equity

Private Placement Equity Transactions

On October 21, 2004, the Company issued to Quest Diagnostics Venture LLC 298,507 shares of the Company’s common stock for approximately $1,988,000, net of expenses.

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

Note 16 - Stockholders’ Equity – (continued)

2003 Outside Directors Equity Plan

The Company has adopted an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company’s Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company’s common stock in lieu of cash, and 47,500, 12,500 and 12,500 options were issued to Directors during the years ended November 30, 2006, 2005 and 2004, respectively. As of November 30, 2006, 212,500 shares remain available for issuance under the plan.

Stock Options and Warrants

The QMed, Inc. 1999 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards up to 1,000,000 shares of the Company’s common stock to be granted to employees and consultants of the Company until September 2009. The Plan also provides for Director Non-Qualified stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company). The Plan was amended by a vote of stockholders on May 22, 2002 to increase the number of shares available for awards from 1,000,000 to 2,000,000. At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At November 30, 2006, the Company has reserved approximately 1,230,000 shares for future equity grants.

The QMed, Inc. 1997 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 600,000 shares of the Company’s common stock to be granted to employees of the Company until May 2007. The Plan also provides for director stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company).

The QMed, Inc. 1990 Employee Stock Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 1,000,000 shares of the Company’s common stock to be granted to employees of the Company until October 2000. Currently, there are no shares of the Company’s common stock reserved for future equity grants from this plan.

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

Note 16 - Stockholders’ Equity – (continued)

interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

For the years ended November 30, 2005 and 2004, the Company recorded compensation expense under APB No. 25 of approximately $55,000 and $56,000, respectively. This expense resulted from the grant of stock options to directors of the Company in September 2003, June 2004 and September 2005. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period.

Effective December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended November 30, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

Under the terms of an employment agreement, all unvested stock would immediately vest upon separation. As of November 28, 2006, a separation in service occurred resulting in the immediate vesting of the unvested options. As a result, the Company recognized additional share-based compensation cost of approximately $313,000 related to the vesting of these options in fiscal 2006.

For the year ended November 30, 2006, we recognized share-based compensation cost of $2,040,318, which consisted of $153,414 in cost of services and $1,808,413 in selling, general and administrative expenses and $78,491 in research and development, respectively. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the year ended November 30, 2006 totaling $2,040,318 were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the year ended November 30, 2006 was $.12 per share.

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

Note 16 - Stockholders’ Equity – (continued)

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended November 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended November 30, 2005 and 2004.

	2005	2004
Net (loss) income, as reported	$3,885,545	$(1,739,445)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for all
awards, net of related tax
effects	(1,251,561)	(1,231,601)

Pro forma net income (loss)	$2,633,984	$(2,971,046)

Weighted average common
shares outstanding	16,465,178	14,766,895
Dilutive effect of stock options and
warrants	1,991,923	-

Diluted shares outstanding	18,457,101	14,766,895

Income (loss) per share:
Basic, as reported	$0.24	$(.12)

Basic, pro forma	$0.16	$(.20)

Diluted, as reported	$0.21	$(.12)

Diluted, pro forma	$0.14	$(.20)

Potentially dilutive options and warrants to purchase 1,418,726, -0-, and 2,021,696 shares of the common stock were outstanding as of November 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 892,556, 6,562, and 50,000 shares of common stock were outstanding as of November 30, 2006, 2005 and 2004, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares, and would have been anti-dilutive.

Note 16 - Stockholders’ Equity – (continued)

As of November 30, 2006, there was $1,724,343 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

For the year ended November 30, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

For the years ended November 30, 2005 and 2004, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for the years ended November 30, 2006, 2005 and 2004:

	2006		2005		2004
Weighted Average
fair value of options granted during
the year	$9.68		$9.92		$9.30
Risk-free interest rate	4.5%		5.0%		5.0%
Expected volatility	64.6%		65.8%		65.8%
Dividend yield	-		-		-
Expected life	4 year	s	5.5 ye	ars	5.5 ye	ars

A summary of option activity as of November 30, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at December 1, 2005	1,782,328	7.02
Granted	371,241	9.68
Exercised	(19,245)	4.50
Forfeited or expired	(111,341)	9.39

Outstanding at November 30, 2006	2,022,983	7.43	6.0	$644.766

Exercisable at November 30, 2006	1,447,360	6.71	5.1	$631,029

16 - Stockholders’ Equity – (continued)

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended November 30, 2006, 2005 and 2004 was $71,287, $1,351,057 and $1,181,658, respectively. The total fair value of options vested during the year ended November 30, 2006 was $2,092,968.

Cash received from option and warrant exercises under all share-based payment arrangements for the years ended November 30, 2006, 2005 and 2004 was $131,659, 987,645 and $509,053, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the years ended November 30, 2006 and 2004. A $7,000 benefit was recorded for the year ended November 30, 2005.

As of November 30, 2006, the Company also has 1,672,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

In January 2007, the Company granted 515,000 options under the 1999 Equity Incentive Plan at exercise prices of $5.46, which exceeded the fair market value at date of grant.

Note 17 - Retirement Plan

The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2006, 2005 and 2004, the Company matched $.25 for each dollar up to 6% of an employee’s contribution on a monthly basis, which amounted to approximately $90,000, $76,000 and $80,000, respectively.

Note 18 - Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancellable operating leases expiring through September 2009. Management is currently negotiating the lease for office space as it expires November 2007. Monthly payments under the current leases are approximately $57,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2006.

For the Years Ending

November 30,

2007	$668,000
2008	139,000
2009	108,000
2010	-
2011	-
Thereafter	-
Total minimum payments required	$915,000

Note 18 - Commitments and Contingencies – (continued)

Rent expense for the years ended November 30, 2006, 2005 and 2004 was approximately $562,000, $489,000 and $450,000, respectively.

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

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claimed Alere, the Company’s claims were not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys’ fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of

Note 18 - Commitments and Contingencies – (continued)

Nevada, Washoe County, seeking essentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000.

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December, 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion.

The Company is subject to claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that their ultimate resolution, including any additional amounts we may be required to pay, will not have a material effect on the financial statements.

Statutory Reserves

South Carolina

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of November 30, 2006, the Company was in compliance with this requirement.

New Jersey

In December 2006, the Company funded an additional $2.5 million representing an insolvency reserve established for QMedCare of New Jersey, Inc. as required by the State of New Jersey Department of Banking and Insurance. These funds will be classified as noncurrent assets as the cash is not available for current operations. The funds are held in trust currently invested in certificates of deposit.

Guaranty

New Jersey

The Company has provided the State of New Jersey Department of Banking and Insurance with a capital and surplus guaranty dated May 10, 2006 whereby the Company has guaranteed that QMedCare of New Jersey, Inc. will have and maintain capital and surplus at a minimum amount as required by law or such additional surplus as required by the Commissioner of Banking and Insurance of the State of New Jersey. The guaranty also requires that these capital and surplus funds are maintained in assets under the investment laws governing health maintenance organizations in the State of New Jersey. At November 30, 2006, QMedCare of New Jersey, Inc. was in full compliance with its capital and surplus obligations.

Sales Guarantees

Typically, the Company’s fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company’s results of operations.

Major Customers

The Company had two major customers during 2006 and three major customers during 2005 and 2004. Major customers were considered to be those who account for more than 10% of total revenue. The major customers accounted for approximately 63%, 69% and 45% for 2006, 2005 and 2004, respectively.

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners, a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007. This notice of nonrenewal will result in a reduction in revenue of approximately $2.8 million in 2007.

Note 18 - Commitments and Contingencies – (continued)

Purchase Commitments

The Company is obligated to purchase heart-monitoring equipment under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the companies operations or financial condition. As of November 30, 2006 total open commitments under these purchase orders are approximately $169,000.

Note 19 - Business Segment Information

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

The Company is organized into three business units, disease-management services, specialty managed care services and health and wellness programs, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports these segments with shared human resources, clinical, marketing and information technology resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Note 19 - Business Segment Information – (continued)

Summarized financial information by operating segment for 2006, 2005 and 2004, is as follows:

2006

	Disease	Managed	Health &
	Management	Care	Wellness	General		Total
	Services	Services	Programs	Corporate	Elimination	Consolidated

Revenues	$ 8,269,615	$ 1,611,438	$ -	$ -	$ -	$ 9,881,053
Revenues to related parties	113,400	-	-	-	(113,400)	-
Cost of revenues/medical expenses	4,932,829	1,450,862	-	-	-	6,383,691
General operating expenses	7,458,247	4,713,583	2,083,149	3,629,865	(113,400)	17,771,444
Loss before income taxes	(4,008,061)	(4,553,007)	(2,083,149)	(3,629,865)	-	(14,274,082)
Depreciation and amortization	357,504	5,618	241,363	280,725	-	885,210
Expenditures for long-lived assets	803,056	54,542	560,579	124,189	-	1,542,366
Identifiable assets	10,820,647	4,047,687	1,195,319	10,009,076	(5,261,891)	20,810,838

2005

	Disease	Managed	Health &
	Management	Care	Wellness	General		Total
	Services	Services	Programs	Corporate	Elimination	Consolidated

Revenues	$ 22,146,496	$ -	$ -	$ -		$ 22,146,496
Cost of revenues	7,510,894	-	-	-		7,510,894
General operating expenses	7,309,787	1,112,147	500,967	1,551,068		10,473,969
Income (loss) before income taxes	7,325,815	(1,112,147)	(500,967)	(1,551,068)		4,161,633
Depreciation and amortization	282,305	-	79,259	262,862		624,426
Expenditures for long-lived assets	408,953	-	913,793	176,900		1,499,646
Identifiable assets	8,666,240	28,772	866,501	21,995,133	(883,280)	30,673,366

2004

	Disease	Managed	Health &
	Management	Care	Wellness	General		Total
	Services	Services	Programs	Corporate	Elimination	Consolidated

Revenues	$ 15,576,599	$ -	$ -	$ -	$ -	$ 15,576,599
Cost of revenues	8,878,104	-	-	-	-	8,878,104
General operating expenses	8,651,664	-	-	-	-	8,651,664
Loss before income taxes	(1,953,169)	-	-	-	-	(1,953,169)
Depreciation and amortization	476,753	-	-	-	-	476,753
Expenditures for long-lived assets	641,057	-	-	-	-	641,057
Identifiable assets	10,837,477	-	-	-	-	10,837,477

Note 19 - Business Segment Information – (continued)

Related party revenue represents an agreement entered into between QMedCare Dakota, LLC and QMed Inc. on January 1, 2006 for disease management services in connection with the administration of the SNP program in South Dakota.

Note 20 – Sale of Intellectual Property

On May 22, 2006 the Company entered into an agreement to amend a certain patent license agreement with a third party resulting in the sale of the patent for $450,000. The Company received the proceeds from the sale on May 26, 2006. Accordingly, the proceeds from the transaction were recorded within other income.

Note 21 – Subsequent Events

In December 2006, the Company funded an additional $2.5 million representing an insolvency reserve established for QMedCare of New Jersey, Inc. as required by the State of New Jersey Department of Banking and Insurance. These funds will be classified as noncurrent assets as the cash is not available for current operations. The funds are currently held in trust and invested in certificates of deposit.

On December 6, 2006, the Company entered into a settlement agreement with Alere Medical Incorporated (“Alere”) with respect to an arbitration and lawsuit that was filed in 2005. As part of the settlement agreement, all claims of both parties were released and Alere agreed to pay the Company $1,975,000. The Company received the funds in December 2006.

Note 22 – Fourth Quarter Adjustments

During the fourth quarter, the Company completed a reconciliation under it’s joint venture’s contract with HealthPartners, which reflected the achievement of targeted performance measures. As a result, during the fourth quarter of fiscal 2006, the Company recognized approximately $284,000 of previously deferred revenue under this contract with HealthPartners.

Note 23 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ending 2006
	February 28,	May 31,	August 31,	November 30,	Total
Net revenue	$ 3,182,623	$ 1,921,695	$ 2,202,270	$ 2,574,465	$ 9,881,053
Gross profit	1,283,734	241,129	830,561	1,141,938	3,497,362
Net loss	(2,432,196)	(3,175,349)	(3,317,401)	(5,311,278)	(14,236,224)
Basic loss per share	(.14)	(.19)	(.20)	(.32)	(.85)
Diluted loss per share	(.14)	(.19)	(.20)	(.32)	(.85)

	For the Quarters Ending 2005
	February 28,	May 31,	August 31,	November 30,	Total
Net revenue	$ 4,755,486	$ 5,462,897	$ 5,504,634	$ 6,423,479	$ 22,146,496
Gross profit	2,934,000	3,612,376	3,677,321	4,411,905	14,635,602
Net income	874,803	870,991	992,937	1,146,814	3,885,545
Basic income per share	.06	.05	.06	.07	.24
Diluted income per share	.05	.05	.05	.06	.21
	For the Quarters Ending 2004
	February 29,	May 31,	August 31,	November 30,	Total
Net revenue	$ 3,792,820	$ 3,724,881	$ 3,273,083	$ 4,785,815	$ 15,576,599
Gross profit	1,791,622	1,033,936	892,907	2,980,030	6,698,495
Net (loss) income	(262,414)	(1,432,269)	(1,180,896)	1,136,134	(1,739,445)
Basic (loss) income per share	(.02)	(.10)	(.08)	.08	(.12)
Diluted (loss) income per share	(.02)	(.10)	(.08)	.07	(.12)

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to executive officers and directors of the Company will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2006 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

Information with respect to executive compensation will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2006 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the ownership of the Company’s securities by certain persons will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2006 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information with respect to transactions with management and others will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2006 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our relationship with our principal public accountant will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2006 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements.

Description

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2006 and 2005

Consolidated Statement of Operations for each of the three years ended November 30, 2006, 2005 and 2004

Consolidated Statement of Comprehensive Income (Loss) for each of the three years ended November 30, 2006, 2005 and 2004

Consolidated Statement of Stockholder’s Equity for each of

the three years ended November 30, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for each of the three

years ended November 30, 2006, 2005 and 2004

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

(a)(3) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Sequential
Exhibit No.	Description	Page No.

2	None

3.1	Amended and Restated Delaware Certificate of Incorporation
of Q-Med, Inc. as in effect on July 11, 1987 (Exhibit 3.3 to
	the Company’s Report on Form 10-Q dated May 31, 1987)	I/B/R

3.2	By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the
	Company’s Report on Form 10-Q dated May 31, 1987)	I/B/R

3.3	Amendment to By-Laws dated December 18, 1997 (Exhibit 3.5
	to the Company’s Form 10-K Report dated November 30, 1997)	I/B/R

3.4	Certificate of Amendment to Restated Certificate of
Incorporation of Q-Med, Inc., dated May 22, 2002 (Exhibit 3.1
	to the Company’s Form 10-Q dated May 31, 2002)	I/B/R

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to Specimen
	the Company’s Form 10-K Report dated November 30, 2002	I/B/R

4.2	Form of Warrant Agreement dated November 16, 1998
(Exhibit 99.6 to the Company’s report on Form 8-K
	dated November 16, 1998)	I/B/R

4.3	Form of common stock purchase warrants exercisable at
$1.67 per share until November 15, 2005 (Exhibit 4.1 to
	the Company’s report on Form 8-K dated May 17, 1999)	I/B/R

4.4	Form of common stock purchase warrants exercisable at
$2.87 per share until November 15, 2005 (Exhibit 4.2 to
	the Company’s report on Form 8-K dated May 17, 1999)	I/B/R

4.5	Form of common stock purchase warrants exercisable at
$2.625 per share until November 15, 2005 (Exhibit 4.2 to
	the Company’s report on Form 8-K dated August 25, 1999)	I/B/R

4.6	Stock Purchase Agreement between QMed, Inc. and Quest
Diagnostics Ventures LLC, dated as of October 21, 2004
(Exhibit 10.1 to the Company’s report on Form 8-K dated
	October 21, 2004)	I/B/R

4.7	Registration Rights Agreement between QMed, Inc. and
Quest Diagnostics Ventures LLC, dated as of October 21, 2004
(Exhibit 10.2 to the Company’s report on Form 8-K dated
	October 21, 2004).	I/B/R

4.8	Securities Purchase Agreement, dated December 6, 2004
(Exhibit 10.1 to the Company’s report on Form 8-K dated
	December 6, 2004)	I/B/R

4.9	Form of Additional Investment Right (Exhibit 10.2 to the
	Company’s report on Form 8-K dated October 21, 2004).	I/B/R

9.1	Form of Shareholder and Voting Rights Agreement
between the Company and several stockholders dated
as of November 16, 1998 (Exhibit 99.4 to the Company’s
	report on Form 8-K dated November 16, 1998)	I/B/R

10.1	Q-Med, Inc. 1986 Incentive Stock Option Plan
(Exhibit 10N to the Company’s Registration
	Statement No. 33-4499 on Form S-1)**	I/B/R

10.2	Lease dated August 31, 1993 between the Company and
Alexandria Atrium Associates (Exhibit 28.1 to the
	Company’s Form 10-QSB Report dated August 31,1993)	I/B/R

10.3	Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit 10.11
	to the Company’s Form 10-K Report dated November 30, 1998)**	I/B/R

10.4	Form of Registration Rights Agreement between Q-Med, Inc.
and several stockholders dated as of November 15, 1998
(Exhibit 99.3 to the Company’s report on Form 8-K dated
	November 16, 1998)	I/B/R

10.5	Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1
to the Company’s Registration Statement on Form
	S-8 (333-93697) filed December 28, 1999)**	I/B/R

10.6	Limited Liability Agreement of HeartMasters LLC dated
April 14, 2000 (Exhibit 99.1 to the Company’s Form
	10-Q Report dated May 31, 2000)	I/B/R

10.7	Trademark and Data License and Services Agreement
between Interactive Heart Management Corp. and
HeartMasters, LLC dated April 14, 2000 (Exhibit 99.2

	to the Company’s Form 10-Q Report dated May 31, 2000	I/B/R

10.8	Loan Agreement dated September 11, 2001 between
First Union National Bank and Q-Med, Inc. (Exhibit
10.1 to the Company’s Form 10-Q Report dated
	August 31, 2001)	I/B/R

10.9	Security Agreement dated September 11, 2001 between
First Union National Bank and Q-Med, Inc. (Exhibit
	10.2 to the Company’s Form 10-Q Report dated August 31, 2001)	I/B/R

10.10	Promissory Note dated September 11, 2001 given to
First Union National Bank by Q-Med, Inc. (Exhibit 10.3 to
	the Company’s Form 10-Q Report dated August 31, 2001)	I/B/R

10.11	First Amendment to the 1999 Equity Incentive Plan
of QMed, Inc. dated May 22, 2002 (Exhibit 10.1 to
	the Company’s Form 10-Q dated May 31, 2002)**	I/B/R

10.12	QMed, Inc. 1999 Equity Incentive Plan, as amended
November 1, 2002 (Exhibit 10.13 to the Company’s
	Form 10-K Report dated November 30, 2002)**	I/B/R

10.13	Employment Agreement dated September 23, 2002
between QMed, Inc. and Bill Schmitt (Exhibit 10.1
	to the Company’s Report on Form 10-Q dated August 31, 2002)**	I/B/R

10.14	Employment Agreement dated as of December 1, 2002
between QMed, Inc. and Michael W. Cox (Exhibit 10.15
	to the Company’s Report for the year ended November 30, 2002)**	I/B/R

10.15	QMed, Inc. 2002 Key Employee Bonus Plan (Exhibit
10.16 to the Company’s Report for the year ended
	November 30, 2002)**	I/B/R

10.16	Real Property Lease between Donato Hi-Tech Holdings
IV, Inc. and the Company dated June 19, 2002 (Exhibit
	10.2 to the Company’s Report on Form 10-Q dated May 31, 2002)	I/B/R

10.17	Retainer Agreement between Sommer & Schneider LLP
and the Company dated January 8, 2003 (Exhibit 10.18 to the
	Company’s Report for the year ended November 30, 2002)	I/B/R

10.18	Waiver of Benefits under the QMed, Inc. 2002 Key

Employee Bonus Plan dated February 28, 2003 (Exhibit 10.19 to
	the Company’s Report for the year ended November 30, 2002)**	I/B/R

10.19	QMed, Inc. 2003 Outside Directors Equity Plan (Exhibit 10.1 to the
	Company’s Report on Form 10-Q dated May 31, 2003)**	I/B/R

10.20	Employment Agreement between the Company and Jane
Murray dated April 21, 2003 (Exhibit 10.2 to the Company’s
	Report on Form 10-Q dated May 31, 2003)**	I/B/R

10.21	Michael W. Cox Waiver of Salary Increase dated June 30, 2003
(Exhibit 10.3 to the Company’s Report on Form 10-Q dated
	May 31, 2003)**	I/B/R

10.22	Jane Murray Waiver of Salary Increase dated June 30, 2003
(Exhibit 10.1 to the Company’s Report on Form 10-Q dated
	May 31, 2003)**	I/B/R

10.23	Indenture of Trust Dated August 8, 2003 Between QMed, Inc.
and American Stock Transfer and Trust Company. (Exhibit 10.1 to
	the Company’s Report on Form 10-Q dated August 31, 2003)**	I/B/R

10.24	Employment Agreement between Health E. Monitoring Inc.
and K. Randall Burt (Exhibit 10.1 to the Company’s Report
	on Form 8-K dated April 9, 2005)**	I/B/R

10.25	Amendment to Employment Agreement between the Company and
Michael W. Cox (Exhibit 10.1 to the Company's Report
	on Form 8-K dated August 24, 2006)**	I/B/R

11	None.

13	None.

16	None.

18	None.

21	Subsidiaries of Registrant	*

22	None.

23	Consent of Amper, Politziner & Mattia P.C.

24	None.

31.1	Certification of Principal Executive Officer of Periodic Report
	pursuant to Rule 13a-14a and Rule 15d-14(a).	*

31.2	Certification of Chief Financial Officer of Periodic Report
	pursuant to Rule 13a-14a and Rule 15d-14(a).	*

32.1	Certification of Principal Executive Officer and Chief Financial
	Officer pursuant to U.S.C. - Section 1350.	*

________

*	Filed herewith

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2007	QMED, INC.

	By:	/s/ Jane A. Murray
Jane A. Murray, President and Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signature	Capacity	Date

/s/ Jane Murray	President,	February 9, 2007
Jane Murray	Chief Operating Officer and Director
(Principal Executive Officer)

/s/ William T. Schmitt, Jr.	Senior Vice President and Chief	February 9, 2007
William T. Schmitt, Jr.	Financial Officer
(Principal Financial Officer)

/s/ Glenn J. Alexander	Controller	February 9, 2007
Glenn J. Alexander	(Principal Accounting Officer)

/s/ Bruce F. Wesson	Chairman of the Board	February 9, 2007
Bruce F. Wesson

/s/ Michael W. Cox	Director	February 9, 2007
Michael W. Cox

/s/ A. Bruce Campbell, M.D.	Director	February 9, 2007
A. Bruce Campbell, M.D.

/s/ David Feldman	Director	February 9, 2007
David Feldman

/s/ Richard I. Levin	Director	February 9, 2007
Richard I. Levin

/s/ Lucia L. Quinn	Director	February 9, 2007
Lucia L. Quinn

/s/ John J. Gargana, Jr.	Director	February 9, 2007
John J. Gargana, Jr.

/s/ John P. Zanotti	Director	February 9, 2007
John P. Zanotti

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL

Schedule II

QMED, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Write-offs	Balance at End of Year
Allowance for doubtful accounts
2004	2,000	51,850	1,160	52,690
2005	52,690	57,153	33,325	76,518
2006	76,518	23,943	40,956	59,505
Reserve for slow moving
2004	-	101,428	-	101,428
2005	101,428	9,632	-	111,060
2006	111,060	-	-	111,060
Deferred tax valuation allowance
2004	9,800,000	237,000	-	10,037,000
2005	10,037,000	-	(1,790,000)	8,247,000
2006	8,247,000	5,364,000	-	13,611,000