Form 10-Q
period 2007-02-28
QMED INC
filed 2007-04-09
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number: 0-11411

QMed, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2468665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive offices)	(Zip Code)

(732) 544-5544

(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding on April 3, 2007:	17,031,808.

QMED, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended February 28, 2007

Part I.

Item 1. Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2007	November 30, 2006
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,230,588	$3,039,695
Investments	6,628,978	10,867,815
Accounts receivable, net of allowances of $63,618 and $76,518, respectively	2,629,562	2,005,485
Inventory, net of reserve	23,687	36,631
Prepaid commissions	434,469	—
Prepaid expenses and other current assets	359,952	301,282
	14,307,236	16,250,908

Restricted cash and cash equivalents, non-current	3,207,272	705,881
Property and equipment, net of accumulated depreciation	912,918	989,329
Product software development costs, net	2,188,369	2,104,788
Acquired intangibles, net	545,577	587,027
Other assets	147,048	149,202
Investment in joint ventures	20,213	23,703
	$21,328,633	$20,810,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,861,022	$2,827,223
Medical claims payable	2,322,744	364,830
Leases payable, current portion	43,367	65,881
Accrued salaries and commissions	475,955	446,740
Fees reimbursable to health plans	39,630	47,005
Contract billings in excess of revenue	1,518,093	1,396,423
Deferred warranty revenue	13,467	16,583
	6,274,278	5,164,685

Leases payable – long term	2,947	11,645
Accrued severance payable, long term	322,137	619,643
	6,599,362	5,795,973

Commitments and Contingencies
Stockholders’ equity Common stock $.001 par value; 40,000,000 shares authorized; 16,992,099 and 16,858,539 shares issued and 16,970,099 and 16,836,539 outstanding, respectively	16,992	16,859
Paid-in capital	54,204,369	53,433,095
Accumulated deficit	(39,412,472)	(38,354,696)
Accumulated other comprehensive loss Unrealized loss on securities available for sale	(3,993)	(4,768)
	14,804,896	15,090,490

Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)
Total stockholders’ equity	14,729,271	15,014,865
	$21,328,633	$20,810,838

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28, 2007	For the Three Months Ended February 28, 2006

Revenue	$6,341,798	$3,182,623

Cost of revenue	5,070,216	1,898,889

Gross profit	1,271,582	1,283,734

Selling, general and administrative expenses	4,006,854	3,474,088
Research and development expenses	427,795	451,332

Loss from operations	(3,163,067)	(2,641,686)

Interest expense	(7,979)	(5,849)
Interest income	161,894	185,960
Loss in operations of joint ventures	(18,146)	(19,760)
Proceeds from settlement agreement	1,975,400	—
Loss before income taxes	(1,051,898)	(2,481,335)

(Provision) benefit for income taxes	(5,878)	49,139

Net loss	$(1,057,776)	$(2,432,196)

Basic loss per share
Weighted average shares outstanding	16,892,163	16,786,323
Basic loss per share	$(0.06)	$(0.14)

Diluted loss per share
Weighted average shares outstanding	16,892,163	16,786,323
Diluted loss per share	$(0.06)	$(0.14)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended February 28, 2007	For the Three Months Ended February 28, 2006

Net loss	$(1,057,776)	$(2,432,196)

Other comprehensive income
Unrealized gain on securities available for sale	775	9,055

Comprehensive loss	$(1,057,001)	$(2,423,141)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended February 28, 2007

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance - November 30, 2006	16,858,539	$16,859	$53,433,095	$(38,354,696)	$(4,768)	22,000	$(75,625)	$15,014,865
Exercise of stock options and
warrants	127,274	127	349,877					350,004
Issuance in connection with
the Directors Equity Plan	6,286	6	27,149					27,155
Share-based employee
compensation expense			394,248					394,248
Net loss for the three months
ended February 28, 2007				(1,057,776)				(1,057,776)
Change in unrealized holding
gains on securities available
for sale					775			775

Balance - February 28, 2007	16,992,099	$16,992	$54,204,369	$(39,412,472)	$(3,993)	22,000	$(75,625)	$14,729,271

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2007	For the Three Months Ended February 28, 2006
Cash flows from operating activities:
Net loss	$(1,057,776)	$(2,432,196)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss in operations of joint ventures	18,146	19,760
Depreciation and amortization	282,424	181,953
Provision for loss on accounts receivable	4,146	3,786
Provision for slow-moving inventory	11,858	—
Stock compensation expense	27,155	—
Share-based employee compensation expense	394,248	442,586
Amortization of non-employee stock options	—	27,687
Amortization of bond discounts and premiums	518	(35,386)
(Increase) decrease in
Restricted cash	—	(250,000)
Accounts Receivable	(628,223)	364,001
Inventory	1,086	(1,040)
Prepaid expenses and other current assets	(493,139)	32,435
Increase (decrease) in
Accounts payable and accrued liabilities	(1,241,867)	(391,002)
Medical claims payable	1,957,914	65,390
Contract billings in excess of revenues and deferred revenue	118,554	369,342
Other, net	—	(62,610)
Total adjustments	452,820	766,902
Net cash used in operating activities	(604,956)	(1,665,294)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	4,338,988	2,940,000
Purchases of securities available for sale	(99,894)	(260,453)
Increase in restricted cash and cash equivalents – long term	(2,501,391)	—
Capital expenditures	(21,492)	(35,347)
Product software development expenditures	(224,498)	(198,122)
Investment in joint venture	(14,656)	(44,821)
Net cash provided by investing activities	1,477,057	2,401,257

Cash flows from financing activities:
Payments for capital leases	(31,212)	(36,115)
Proceeds from exercise of stock options	350,004	39,550
Net cash provided by financing activities	318,792	3,435

Net increase in cash and cash equivalents	1,190,893	739,398
Cash and cash equivalents at beginning of period	3,039,695	4,051,046

Cash and cash equivalents at end of period	$4,230,588	$4,790,444

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,230	$5,849
Income taxes	11,589	89,655

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2007. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. (“IHMC”); QMedCare, Inc., its wholly owned subsidiaries; QMedCare of New Jersey, Inc., Positive Directions, Inc. (formerly Forward Health, Inc.); and QMed, Inc.’s majority owned (83%) inactive subsidiary HeartMap, Inc. In December 2005, the Company dissolved HeartMap, Inc. resulting in no impact to the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

Note 2 – Revenue Recognition

Managed Care Services

The Company’s captive insurance company LakeShore Captive Insurance Company entered into an agreement whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. In addition, on January 1, 2007, QMedCare of New Jersey commenced operations of its SNP in New Jersey. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, or IBNR classified as “medical claims payable” on the condensed consolidated balance sheet. Since this is a new plan, the Company’s estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage. Revenues for the Managed Care segment totaled approximately $4,600,000 and $125,000 for the three months ended February 28, 2007 and 2006, respectively. For the three months ended February 28, 2007, revenue derived from this segment was approximately 72% of total revenue.

Generally, pharmacy benefits under Medicare Advantage (“MA”) plans (collectively referred to as “Part D plans”) may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These “defined standard” benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans, the Company offers prescription drug plans containing benefits in excess of the standard coverage limits as part of the monthly premium.

The monthly payment for Part D received from the Centers for Medicare and Medicaid Services, or CMS, generally represents the Company’s actuarially certified bid amount for providing prescription drug insurance coverage. However, our CMS payment is subject to 1) plan liability risk corridors and 2) low income cost sharing in order for the Company and CMS to share the risk associated with financing the ultimate costs of our Part D benefit. Since the Company participates in the Flexible Capitation Reinsurance Demonstrations, there will not be reconciliation items for the Federal

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 – Revenue Recognition – (continued)

Managed Care Services – (continued)

Reinsurance component of the Part D Reconciliation.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). Included in the medical claims payable is an estimate of this adjustment totaling approximately $51,000.

The Company recognizes pharmacy benefit costs as incurred. The Company has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

The Company also entered into a services agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota SNP. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

Broker commissions related to the SNPs are paid at the time of enrollment and amortized on a straight-line basis over twelve months beginning with the effective date of coverage. Commissions are adjusted for subsequent disenrollments during the period. As a result, the unamortized balance of the commission payments are classified as prepaid on the balance sheet.

Disease Management

The Company enters into contractual arrangements with health plans and government agencies to provide disease management services. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that all or a portion of the Company’s fees may be “performance-based”. Performance-based contracts have varying degrees of risk associated with the Company’s ability to deliver the guaranteed financial cost savings. In most cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company’s performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous month’s membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund are not recorded as revenues but rather are recorded as a liability entitled “contract billings in excess of revenue.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives actual results could differ from those estimates. As of February 28, 2007, based on information and data available, the Company has deferred approximately $1,518,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 – Revenue Recognition – (continued)

Disease Management – (continued)

The majority of contract billings in excess of revenue on the balance sheet are subject to reconciliation in future periods. If future reconciliations provide positive results, revenue will be recorded at that time. The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenue from these contracts. During the three months ended February 28, 2007, approximately 71% of disease management services were derived from two contracts, one with a joint venture, of which the Company is a member. During the three months ended February 28, 2006 approximately 75% of disease management services revenue was derived from three contracts, one with the joint venture, each totaling more than 10% of the Company’s revenues. In the fourth quarter of 2006, the Company received notification that the joint venture’s contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007. Revenue under this joint venture contract represented approximately 52% and 27% of disease management revenue for the three months ended February 28, 2007 and 2006, respectively.

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

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 – Investments in Securities

Investment in securities treated as available-for-sale as of February 28, 2007 and November 30, 2006 were as follows:

2007	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$6,632,971	$6,628,978	$(3,993)

2006	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$10,872,583	$10,867,815	$(4,768)

Note 6 – Accounts Receivable

Accounts receivable primarily represent fees and insurance premiums receivable that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts.

Note 7 – Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

	February 28, 2007 (Unaudited)	November 30, 2006
Raw materials (component parts)	$117,180	$114,225
Finished units	29,426	33,466
Total inventory	$146,606	$147,691
Reserve for slow moving inventory	(122,919)	(111,060)
Net inventory	$23,687	$36,631

Note 8 – Product Software Development Costs

During the three months ended February 28, 2007 and 2006, the Company capitalized approximately $225,000 and $198,000, respectively, in product software development costs. These costs are being amortized over a two to five-year useful life.

During the three months ended February 28, 2007 and 2006 amortization expense related to product software development costs was approximately $141,000 and $44,000, respectively. Accumulated amortization was $1,042,301 and $659,001 at February 28, 2007 and 2006, respectively. Estimated amortization expense is $421,000 for the remainder of fiscal year 2007, $574,000 for fiscal year 2008, $553,000 for fiscal year 2009, $379,000 for fiscal year 2010, $240,000 for fiscal year 2011 and $22,000 thereafter.

Note 9 – Restricted Cash and Cash Equivalents

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company’s captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2007. These funds are classified as noncurrent assets as the cash is

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Restricted Cash and Cash Equivalents –(continued)

not available for current operations and the Company has intent on extending the letter of credit at the time of expiration. The funds are currently invested in a money market account.

On May 18, 2006 the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish an administrative reserve in the amount of approximately $456,000. These funds are classified as noncurrent assets as the cash is not available for current operations. The funds are currently invested in certificates of deposit.

In December 2006, the Company funded an additional $2.5 million representing an insolvency reserve established for QMedCare of New Jersey, Inc. as required by the State of New Jersey Department of Banking and Insurance. These funds are classified as noncurrent assets as the cash is not available for current operations. The funds are held in trust currently invested in certificates of deposit.

Note 10 – Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Positive Directions, Inc. (formerly Forward Health, Inc.). Positive Directions has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the Company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire Positive Directions have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Directions existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the Company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Acquired Intangibles – (continued)

The following table summarizes the estimated fair value of the assets acquired and their balances as of February 28, 2007:

	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(181,261)	$302,102	5
Acquired technology	46,307	(17,365)	28,942	5

DMT:
Software and contents	299,348	(84,815)	214,533	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(328,558)	$545,577

During the three months ended February 28, 2007, amortization expense related to the covenant not to compete, acquired technology, and software and contents was $24,168, $2,315, and $14,967, respectively. During the three months ended February 28, 2006 amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,168, $2,315, $14,967 and $2,820, respectively. Estimated amortization expense is $124,000 for the remainder of fiscal year 2007, $166,000 for fiscal years 2008 and 2009, and $90,000 for the fiscal year thereafter.

Note 11 – Investment in Joint Ventures

The Company had a 50% interest in HeartMasters, L.L.C. (“HM”). The management agreement provides for profits and losses to be allocated based on the Company’s 50% interest. As of February 28, 2007, the Company has recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

The Company has a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provides for profits and losses to be allocated based on the Company’s 33.33% interest. As of February 28, 2007, the Company has recorded losses to date of approximately $247,000 bringing its investment in this joint venture to approximately $20,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of February 28, 2007, approximately $898,000 is due from this joint venture, which is included in accounts receivable, representing a withhold against performance guarantees.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

	February 28, 2007 (Unaudited)	November 30, 2006

Accounts payable trade	$892,644	$1,378,999
Insurance premiums payable	83,488	79,124
Professional fees payable	340,381	605,553
Accrued severance payable, current	309,205	323,776
Other accrued expenses – none in excess of 5% of current liabilities	235,304	435,771
	$1,861,022	$2,827,223

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Medical Claims Payable

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported (IBNR) reserve as of the period indicated:

For the Three Months Ended February 28, 2007

IBNR as of December 1, 2006	$364,830
Health care claim expenses incurred during the period	4,125,800
Health care claims paid during the period	(2,167,886)
IBNR as of February 28, 2007	$2,322,744

Included in the health care claim expenses incurred during the period is our provision for the IBNR reserve. The IBNR reserve for the SNP in South Dakota was estimated utilizing an independent actuarial analysis performed at November 30, 2006. For 2007 with the significant increase in enrollment in the South Dakota SNP and the commencement of the QMedCare of New Jersey, Inc. SNP, the Company’s estimates for the three months ended February 28, 2007 are based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics.

Note 14 – Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of February 28, 2007 and November 30, 2006 there were $39,630 and $47,005 outstanding under these provisions, respectively.

Note 15 – Accrued Severance Payable

On November 28, 2006, the Company incurred certain obligations under the terms of the employment agreement related to separation of service of its former CEO. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As of February 28, 2007, the Company has a liability of $631,342 representing the present value of these obligations using an interest rate of 4% of which $309,205 is included within accounts payable and accrued expenses and $322,137 is classified as long term.

Note 16 – Business Segment Information

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

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Business Segment Information – (continued)

The Company has decided to incorporate the health and wellness programs of Positive Directions, Inc. as part of its disease management offerings. As a result, the Company is currently organized into two business units, disease-management services and specialty managed care services, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports these segments with shared human resources, financial, clinical, sales and marketing, operations and information technology resources. The accounting policies of the operating segments are substantially consistent with those applied in the condensed consolidated financial statements. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

Summarized financial information by operating segment for three and six months ended February 28, 2007 and 2006 is as follows:

Three Months Ended February 28, 2007
	Disease	Managed
	Management	Care	General		Total
	Services	Services	Corporate	Elimination	Consolidated
Revenue	$ 1,751,345	$ 4,590,453	$ -	$ -	$ 6,341,798
Revenue – related parties	340,200	-	-	(340,200)	-
Cost of revenue/medical expenses	944,416	4,125,800	-	-	5,070,216
General operating expenses	1,736,105	1,867,891	1,034,684	(340,200)	4,298,480
Settlement proceeds	1,975,000	-	-	-	1,975,000
Income (loss) before income taxes	1,386,024	(1,403,238)	(1,034,684)	-	(1,051,898)
Depreciation and amortization	196,847	4,327	81,250	-	282,424
Expenditures for long-lived assets	221,298	3,200	21,492	-	245,990
Identifiable assets	6,397,725	8,768,841	14,844,075	(8,682,008)	21,328,633

Three Months Ended February 28, 2006
	Disease	Managed
	Management	Care	General		Total
	Services	Services	Corporate	Elimination	Consolidated
Revenue	$ 3,057,534	$ 125,089	$ -	$ -	$ 3,182,623
Revenue – related parties	8,010	-	-	(8,010)	-
Cost of revenue/medical expenses	1,795,065	103,824	-	-	1,898,889
General operating expenses	2,387,438	941,171	444,470	(8,010)	3,765,069
Loss before income taxes	(1,116,959)	(919,906)	(444,470)	-	(2,481,335)
Depreciation and amortization	113,134	-	68,819	-	181,953
Expenditures for long-lived assets	198,122	-	35,347	-	233,469
Identifiable assets	8,295,511	879,131	20,942,245	(1,440,685)	28,676,202

Related party revenue represents an agreement entered into by QMedCare Dakota, LLC with QMed Inc. on January 1, 2006 for disease management services in connection with the administration of the SNP in South Dakota.

Note 17 – Share-Based Compensation

The Company has shareholder-approved stock incentive plans for employees. Effective December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost includes: 1) compensation cost for all share-based

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Share-Based Compensation –(continued)

payments granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three months ended February 28, 2007, we recognized share-based compensation cost of $394,248, which consisted of $22,930 in cost of services $351,247 in selling, general and administrative expenses and $19,891 in research and development. For the three months ended February 28, 2006, we recognized share-based compensation cost of $442,586, which consisted of $69,306 in cost of services $336,748 in selling, general and administrative expenses and $36,532 in research and development. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three months ended February 28, 2007 and 2006 totaling $394,248 and $442,586, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share was $.02 for the three months ended February 28, 2007 and 2006, respectively.

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended February 28, 2007.

Potentially dilutive options and warrants to purchase 1,105,196 and 1,825,024 shares of the common stock were outstanding for the three months ending February 28, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 1,089,903 and 144,658 shares of common stock were outstanding as of February 28, 2007 and 2006, respectively, but were also not included in the computation of diluted (loss) earnings per share for the three months ended February 28, 2007 and 2006 because the option exercise price was greater than the average market price of the common shares.

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At February 28, 2007, we have reserved approximately 967,000 shares for future equity grants.

As of February 28, 2007, there was $2,521,044 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2 years.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Share-Based Compensation –(continued)

Stock Options

For the three months ended February 28, 2007 and 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three months ended February 28, 2007 and 2006:

	Three Months Ended
	February 28,
	2007	2006

Weighted average grant -
date fair value of options	$2.56	$4.83

Assumptions:
Expected volatility	66.9%	64.1%
Expected dividends	—	—
Expected term (in years)	4.0	4.0
Risk-free rate	4.7%	4.4%

A summary of option activity as of February 28, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at December 1, 2006	2,022,983	$7.43
Granted	515,000	5.46
Exercised	(127,274)	2.75
Forfeited or expired	(35,866)	10.14

Outstanding at February 28, 2007	2,374,843	7.22

Exercisable at February 28, 2007	1,487,663	7.41	5.4	$368,132

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended February 28, 2007 and 2006 was $249,894 and $53,850, respectively. The total fair value of options vested during the three months ended February 28, 2007 was $953,499.

Cash received from option and warrant exercises under all share-based payment arrangements for the three months ended February 28, 2007 and 2006 was $350,004 and $39,550, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months ended February 28, 2007 and 2006.

As of February 28, 2007, the Company also has 1,672,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Commitments and Contingencies

Litigation

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

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services.

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

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December, 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion and is included in the statement of operations for the three months ended February 28, 2007.

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

Statutory Reserves

New Jersey

The Company maintains an administrative statutory reserve and a minimum net worth as required by the State of New Jersey Department of Banking and Insurance. Accordingly, the Company deposited funds of approximately $456,000 for the administrative reserve and contributed capital to meet its minimum net worth requirements.

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

South Carolina

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of February 28, 2007, the Company was in compliance with this requirement.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Commitments and Contingencies –(continued)

Guaranty

New Jersey

The Company has provided the State of New Jersey Department of Banking and Insurance with a capital and surplus guaranty dated May 10, 2006 whereby the Company has guaranteed that QMedCare of New Jersey, Inc. will have and maintain capital and surplus at a minimum amount as required by law or such additional surplus as required by the Commissioner of Banking and Insurance of the State of New Jersey. The guaranty also requires that these capital and surplus funds are maintained in assets under the investment laws governing health maintenance organizations in the State of New Jersey. At February 28, 2007, QMedCare of New Jersey, Inc. was in full compliance with its capital and surplus obligations.

Government Contracts

The Company’s Managed Care business, which accounted for approximately 72% of our total revenues for the three months ended February 28, 2007, primarily consisted of products covered under Medicare Advantage contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies the Company or DAKOTACARE of its decision not to renew by May 1 of the contract year, or the Company OR DAKOTACARE notifies CMS of its decision not to renew by the first Monday in June of the contract year. For the year beginning January 1, 2007, we have entered into a Medicare Advantage contract with CMS for New Jersey.

Sales Guarantees

Typically, the Company’s fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. The failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company’s results of operations.

Leases

In March 2007, the Company executed a five-year extension of its lease for its corporate office space under similar terms of the original lease.

Major Customers

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners, a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The Company is facing risk factors in connection with the operations of its Managed Care segment. These risk factors may include, but not be limited, to the following:

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

•	our ability to maintain and develop existing and new contracts with providers, hospitals and other health care systems.
•	the legislation providing for Special Needs Plans expires at the end of 2008 and must be renewed in order for SNPs to continue beyond 2008.

Some additional factors include:

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

Overview

We manage, own and operate Medicare Advantage Special Needs Plans for chronically ill Medicare beneficiaries. We also provide disease management services to health plans and to the federal government through its Medicare program. Our services provide Care Management Solutions to assist health plans and government organizations in managing the cost and care of diabetes, cardiovascular disease, coronary artery disease (“CAD”), congestive heart failure (“CHF”), chronic obstructive pulmonary disease (COPD), weight and obesity and all associated co-morbid conditions. By leveraging our innovative clinical practices and proprietary analytical technology, our model improves patient outcomes, reduces practice variation, and measures quality.

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

On March 20, 2006, QMed Inc. through its wholly owned subsidiaries submitted several applications for Medicare Advantage Special Needs Plans to the Centers for Medicare and Medicaid Services (CMS). The Company formed QMedCare of New Jersey, Inc. on January 17, 2006 in order to fulfill its previously announced intention and filed an application for a wholly owned SNP in New Jersey. On May 18, 2006, the Company received approval of its application from the State of New Jersey Department of Banking and Insurance and has a license to operate as an HMO within the State. In addition, the Company also filed for programs through arrangements with existing health plans in other regions and an expansion in South Dakota.

In September 2006, the Company executed a contract with CMS to operate its SNP in New Jersey and DAKOTACARE executed two contracts, which are comprised of a renewal of the HeartLine Plus program for 2007 and a new SNP for dual eligibles. Dual eligibles are individuals that are eligible for both Medicare and Medicaid programs.

Positive Directions (formerly Health e Monitoring, Inc.)

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

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the three months ended February 28, 2007. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Premiums

For its SNP plans, the Company records revenue from health care premiums received in the month that enrollees are entitled to coverage.

Managed Care Services

The Company’s captive insurance company entered into an agreement whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. In addition, on January 1, 2007, QMedCare of New Jersey commenced operations of its SNP in New Jersey. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported, or IBNR classified as “medical claims payable” on the condensed consolidated balance sheet. Since this is a new plan, the Company’s estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company also entered into an agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

Disease Management Services

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

During the three months ended February 28, 2007, approximately 71% of disease management services revenue were derived from two contracts, one with a joint venture, of which the Company is a member. During the three months ended February 28, 2006 approximately 75% of disease management services revenue was derived from three contracts, one with the joint venture, each totaling more than 10% of the Company’s revenues. In the fourth quarter of 2006, the Company received notification that the joint venture’s contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007. Revenue under this joint venture contract represented approximately 52% and 27% of disease management revenue for the three months ended February 28, 2007 and 2006, respectively.

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

	For the Three Months Ended February 28,		For the Three Months Ended February 28,
	2007	2006	2007 vs. 2006

Revenue	100.0%	100.0%	99.3%
Cost of revenue	79.9	59.7	167.0
Gross Profit	20.1	40.3	(0.9)
Selling general and administrative	63.2	109.2	15.3
Research and development	6.7	14.2	(5.2)
Loss from operations	(49.9)	(83.0)	19.7
Interest expense	(0.1)	(0.2)	36.4
Interest income, net	2.6	5.8	(12.9)
Loss on operations of joint venture	(0.3)	(0.5)	(8.2)
Proceeds from settlement agreement	31.1	-	100.0
Loss before tax benefit (provision)	(16.6)	(77.9)	(57.6)
Income tax (provision) benefit	(0.1)	1.5	*
Net loss	(16.7)	(76.4)	(56.5)

* Not meaningful

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

Revenue for the three months ended February 28, 2007 increased approximately $3.2 million or 99.3% as compared to the three months ended February 28, 2006. This increase is attributable to an increase of approximately $4.5 million in premium and service revenue related to increased enrollment in the South Dakota Special Needs Plan (SNP) project and the commencement of operations of the QMedCare SNP in New Jersey on January 1, 2007. This increase was offset by a decrease of approximately $1.3 million in disease management services revenue. The decrease was primarily attributable to a decrease of $1.7 million related to the expiration of three contracts offset by an increase of $400,000 primarily related to the commencement of a new contract during the first quarter of fiscal 2007.

Gross profit margins for the three months ended February 28, 2007 decreased to 20.1% from 40.3% for the three months ended February 28, 2006. This increase in cost of revenue is related to (i) an increase of approximately $4.0 million related to the medical claims associated with SNPs; (ii) a decrease in disease management services revenue of approximately $1.3 million primarily attributable to the expiration of three contracts that were not renewed; and (iii) the increase of approximately $181,000 primarily related to a purchase commitment. The decrease in gross profit margins was offset by a decrease of approximately $71,000 related to the outsourcing of certain call center services for our disease management programs and a decrease of approximately $647,000 of labor costs associated with the reduction in workforce and operating costs related to the expired contracts.

Selling, general and administrative expenses for the three months ended February 28, 2007 increased by approximately $533,000 over the three months ended February 28, 2006. The increase was attributable to (i) an increase of approximately $264,000 in salaries related to additional hires for the operations of the managed care business; (ii) an increase of approximately $313,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (iii) an increase in depreciation and amortization of product software development of approximately $108,000; (iv) an increase of approximately $28,000 in actuarial services primarily attributable to the SNP projects and; (v) an increase of approximately $70,000 in consulting fees primarily related to HeartLine Plus and QMedCare SNPs. This increase was offset by (i) a reduction of approximately $283,000 in advertising and promotion expenses related to reduced marketing costs associated with Positive Directions and more cost effective marketing for HeartLine Plus and QMedCare SNPs; and (ii) a decrease of approximately $42,000 in travel and entertainment expenses primarily related to reduced expenses associated with Positive Directions and a reduction in implementation costs associated with the South Dakota SNP project incurred in 2006.

Research and development expenses for the three months ended February 28, 2007 decreased approximately $24,000 or 5.2% over the three months ended February 28, 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The decrease in expenses is primarily attributable to (i) a decrease of approximately $23,000 in travel costs primarily related to the reduction in headcount; and (ii) a decrease of approximately $17,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payment”. This decrease was offset by an increase of approximately $20,000 in salaries and related costs associated with new hires. During the three months ended February 28, 2007, there was an increase of approximately $27,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the three months ended February 28, 2006. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management and SNP programs are capitalized and amortized over a two to five year useful life. We intend to continue to improve and expand the capabilities of all of our technologies.

Interest income for the three months ended was approximately $162,000 as compared to $186,000 for the three months ended February 28, 2006. This decrease is attributable to the reduction in funds available for investment.

Proceeds of $1,975,000 for the three months ended February 28, 2007 represents the proceeds from the settlement agreement with Alere within the first quarter.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. We had working capital of approximately $8.0 million at February 28, 2007 compared to approximately $11.1 million at November 30, 2006 and ratios of current assets to current liabilities of 2.3:1 as of February 28, 2007 and 3.2:1 as of November 30, 2006. The working capital decrease of approximately $3.1 million was primarily due to the net loss of approximately $1.1 million resulting in cash used in operations of approximately $0.6 million along with an additional $2.5 million of cash classified as long term restricted cash in order to establish a required insolvency reserve for QMedCare of New Jersey, Inc. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company’s captive insurance company in South Carolina.

On May 18, 2006 the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish a statutory reserve and must maintain a minimum net worth. Accordingly, the Company deposited funds of approximately $456,000 for the administrative reserve and contributed capital to meet its minimum net worth requirements. In December 2006, the Company deposited an additional $2.5 million in an insolvency reserve account as required by the New Jersey Department of Banking and Insurance.

We anticipate that we will expend cash to fund our current operations, fund our continuing implementation costs associated with our managed care segments, and for establishing and maintaining certain levels of capital reserves as required by regulatory agencies in connection with the operations of our insurance subsidiary.

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

Material Commitments

The following schedule summarizes our contractual cost obligation as of February 28, 2007 in the periods indicated.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Capital Lease Obligations	48,480	45,512	2,968	-	-
Operating Leases	3,075,000	671,000	1,600,000	804,000	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	1,677,943	1,234,788	443,155	-	-
Total Contractual Cash Obligations	$ 4,801,423	$ 1,951,300	$ 2,046,123	$ 804,000	$ -

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

Based on their evaluation as of February 28, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services.

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

Item 1A.	Risk Factors
See Management’s Discussion and Analysis and Risk Factors contained earlier in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Non applicable
.	(b) Non applicable
(c) None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) None

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits
(a)	The following exhibits are filed as part of this report:

10.26	First Modification to Lease Agreement dated March 16, 2007

10.27	Contract between Centers for Medicare & Medicaid Services and QMedcare of New Jersey, Inc. for the Operation of a Medicare Advantage Coordinated Plan for 2007

31.1	Certification of Chief Executive Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMed, Inc.

	By:	/s/ Jane A. Murray
Jane A. Murray
Chief Executive Officer

	By:	/s/ William T. Schmitt, Jr.
William T. Schmitt, Jr.
Senior Vice President, Chief Financial
Officer and Treasurer
April 5, 2007