Form 10-Q
period 2007-05-31
QMED INC
filed 2007-07-09
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2007 or

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

if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

The number of shares of the registrant’s common stock outstanding on July 5, 2007: 17,046,198.

QMED, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 31, 2007

i

Part I.

Item 1. Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2007	November 30, 2006
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,629,517	$3,039,695
Investments	5,447,155	10,867,815
Accounts receivable, net of allowances of $35,887 and $59,505, respectively	2,596,799	2,005,485
Inventory, net of reserve	14,967	36,631
Prepaid commissions	459,681	—
Prepaid expenses and other current assets	757,867	301,282
	12,905,986	16,250,908

Restricted cash and cash equivalents, non-current	2,957,288	705,881
Property and equipment, net of accumulated depreciation	856,405	989,329
Product software development costs, net	2,113,721	2,104,788
Acquired intangibles, net	504,126	587,027
Other assets	144,838	149,202
Investment in joint ventures	19,050	23,703
	$19,501,414	$20,810,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,081,966	$2,827,223
Medical claims payable	2,717,312	364,830
Leases payable, current portion	29,458	65,881
Accrued salaries and commissions	449,187	446,740
Fees reimbursable to health plans	14,990	47,005
Contract billings in excess of revenue	1,564,667	1,396,423
Deferred warranty revenue	9,700	16,583
	6,867,280	5,164,685

Leases payable – long term	—	11,645
Accrued severance payable, long term	317,863	619,643
	7,185,143	5,795,973

Commitments and Contingencies
Stockholders’ equity Common stock $.001 par value; 40,000,000 shares authorized; 17,007,489 and 16,858,539 shares issued and 16,985,489 and 16,836,539 outstanding, respectively	17,007	16,859
Paid-in capital	54,600,015	53,433,095
Accumulated deficit	(42,221,669)	(38,354,696)
Accumulated other comprehensive loss Unrealized loss on securities available for sale	(3,457)	(4,768)
	12,391,896	15,090,490

Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)
Total stockholders’ equity	12,316,271	15,014,865
	$19,501,414	$20,810,838

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31, 2007	For the Three Months Ended May 31, 2006	For the Six Months Ended May 31, 2007	For the Six Months Ended May 31, 2006

Revenue	$9,451,323	$1,921,695	$15,793,121	$5,104,318

Cost of revenue	8,240,565	1,680,566	13,310,781	3,579,455

Gross profit	1,210,758	241,129	2,482,340	1,524,863

Selling, general and administrative expenses	4,038,774	3,599,776	8,045,628	7,073,864
Research and development expenses	521,260	430,698	949,055	882,030

Loss from operations	(3,349,276)	(3,789,345)	(6,512,343)	(6,431,031)

Interest expense	(6,962)	(4,960)	(14,941)	(10,809)
Interest income	159,481	189,359	321,375	375,319
Loss in operations of joint ventures	(6,827)	(18,678)	(24,973)	(38,438)
Other income	400,000	450,000	2,375,400	450,000
Loss before income tax Provision	(2,803,584)	(3,173,624)	(3,855,482)	(5,654,959)

(Provision) benefit for income taxes	(5,613)	(1,725)	(11,491)	47,414

Net loss	$(2,809,197)	$(3,175,349)	$(3,866,973)	$(5,607,545)

Basic and diluted loss per share
Weighted average shares outstanding	16,978,568	16,802,768	16,935,840	16,794,636
Basic and diluted loss per share	$(0.17)	$(0.19)	$(0.23)	$(0.33)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended May 31, 2007	For the Three Months Ended May 31, 2006	For the Six Months Ended May 31, 2007	For the Six Months Ended May 31, 2006

Net loss	$(2,809,197)	$(3,175,349)	$(3,866,973)	$(5,607,545)

Other comprehensive income
Unrealized gain on securities available for sale	536	9,106	1,311	18,161
Comprehensive loss	$(2,808,661)	$(3,166,243)	$(3,865,662)	$(5,589,384)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended May 31, 2007

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance – November 30, 2006	16,858,539	$16,859	$53,433,095	$(38,354,696)	$(4,768)	22,000	$(75,625)	$15,014,865
Exercise of stock options and
Warrants	137,941	137	381,867					382,004
Issuance in connection with
the Directors Equity Plan	11,009	11	47,927					47,938
Share-based employee
compensation expense			737,126					737,126
Net loss for the six months
ended May 31, 2007				(3,866,973)				(3,866,973)
Change in unrealized holding
gains on securities available
for sale					1,311			1,311

Balance – May 31, 2007	17,007,489	$17,007	$54,600,015	$(42,221,669)	$(3,457)	22,000	$(75,625)	$12,316,271

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2007	For the Six Months Ended May 31, 2006
Cash flows from operating activities:
Net loss	$(3,866,973)	$(5,607,545)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss in operations of joint ventures	24,973	38,438
Depreciation and amortization	581,509	375,716
Provision for loss on accounts receivable	20,190	4,464
Provision for slow-moving inventory	11,859	—
Stock compensation expense	47,938	27,738
Share-based employee compensation expense	737,126	946,628
Amortization of non-employee stock options	—	55,375
Amortization of bond discounts and premiums	518	(45,549)
(Increase) decrease in
Accounts Receivable	(611,504)	1,427,620
Inventory	9,805	1,230
Prepaid expenses and other current assets	(916,266)	131,690
Increase (decrease) in
Accounts payable and accrued liabilities	(1,076,605)	(170,161)
Medical claims payable	2,352,482	123,862
Contract billings in excess of revenues and deferred revenue	161,361	560,080
Other, net	—	(73,645)
Total adjustments	1,343,386	3,403,486
Net cash used in operating activities	(2,523,587)	(2,204,059)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	5,588,996	5,260,001
Purchases of securities available for sale	(167,543)	(481,507)
Increase in restricted cash and cash equivalents – long term	(2,251,407)	(705,881)
Capital expenditures	(62,633)	(97,137)
Product software development expenditures	(307,621)	(491,818)
Investment in joint venture	(20,319)	(60,005)
Net cash provided by investing activities	2,779,473	3,423,653

Cash flows from financing activities:
Payments for capital leases	(48,068)	(73,031)
Proceeds from exercise of stock options	382,004	111,819
Net cash provided by financing activities	333,936	38,788

Net increase in cash and cash equivalents	589,822	1,258,382
Cash and cash equivalents at beginning of period	3,039,695	4,051,046

Cash and cash equivalents at end of period	$3,629,517	$5,309,428

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,449	$10,809
Income taxes	12,389	89,655

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2007. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. (“IHMC”); QMedCare, Inc., its wholly owned subsidiaries; QMedCare of New Jersey, Inc., and Positive Directions, Inc. (formerly Forward Health, Inc.). These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

Note 2 – Revenue Recognition

Managed Care Services

The Company’s captive insurance company, LakeShore Captive Insurance Company, entered into an agreement whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. In addition, on January 1, 2007, QMedCare of New Jersey commenced operations of its SNP in New Jersey. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported or paid (IBNP), classified as “medical claims payable” on the condensed consolidated balance sheet. The Company’s estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNP claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage. Revenue for the Managed Care segment totaled approximately $8,233,000 and $313,000 for the three months ended May 31, 2007 and 2006, respectively. Revenue for the Managed Care segment totaled approximately $12,824,000 and $438,000 for the six months ended May 31, 2007 and 2006, respectively. For the three and six months ended May 31, 2007, revenue derived from this segment was approximately 87% and 81% of total revenue, respectively.

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

Managed Care Services – (continued)

and CMS to share the risk associated with financing the ultimate costs of our Part D benefit. Since the Company participates in the Flexible Capitation Reinsurance Demonstrations, there will not be reconciliation items for the Federal Reinsurance component of the Part D Reconciliation.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenue targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). Included in the medical claims payable is an estimate of this adjustment totaling approximately $51,000.

The Company recognizes pharmacy benefit costs as incurred. The Company has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

The Company also entered into a services agreement with DAKOTACARE, a large health maintenance organization, to administer the SNP in South Dakota and New Jersey. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

Broker commissions related to the SNPs are paid at the time of enrollment and amortized on a straight-line basis over twelve months beginning with the effective date of coverage. Commissions are adjusted for subsequent disenrollments during the period. As a result, the unamortized balance of the commission payments are classified as prepaid on the balance sheet.

Disease Management

The Company enters into contractual arrangements with health plans and government agencies to provide disease management services. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide for a small portion of the Company’s fees may be “performance-based”. The Company bills its customers each month for the entire amount of the fees contractually due based on previous month’s membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes performance is short of contractual obligations. Adjustments for shortfalls in performance targets under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of May 31, 2007, based on information and data available, the Company has deferred approximately $1,565,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

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

Note 5 – Investments in Securities

Investment in securities treated as available-for-sale as of May 31, 2007 and November 30, 2006 were as follows:

2007	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$5,450,612	$5,447,155	$(3,457)

2006	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$10,872,583	$10,867,815	$(4,768)

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

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

	May 31, 2007 (Unaudited)	November 30, 2006

Raw materials (component parts)	$115,812	$114,225
Finished units	22,074	33,466
Total inventory	$137,886	$147,691
Reserve for slow moving inventory	(122,919)	(111,060)
Net inventory	$14,967	$36,631

Note 8 – Product Software Development Costs

During the three months ended May 31, 2007 and 2006, the Company capitalized approximately $83,000 and $294,000, respectively, in product software development costs. During the six months ended May 31, 2007 and 2006, the Company capitalized approximately $308,000 and $492,000, respectively. These costs are being amortized over a two to five-year useful life.

During the three months ended May 31, 2007 and 2006, amortization expense related to product software development costs was approximately $158,000 and $55,000, respectively. During the three months ended May 31, 2007 and 2006 amortization expense related to product software development costs was approximately $299,000 and $99,000, respectively. Accumulated amortization was $1,200,072 and $714,768 at May 31, 2007 and 2006, respectively. Estimated amortization expense is $316,000 for the remainder of fiscal year 2007, $591,000 for fiscal year 2008, $556,000 for fiscal year 2009, $363,000 for fiscal year 2010, $257,000 for fiscal year 2011 and $31,000 thereafter.

Note 9 – Restricted Cash and Cash Equivalents

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company’s captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2007. These funds were classified as noncurrent assets as the cash was not available for current operations and the Company had intent on extending the letter of credit at the time of expiration. In May 2007, the letter of credit was released by the State of South Carolina and accordingly, the funds are classified as current assets as the cash is available for current operations. The funds are currently invested in a money market account.

In May 2006, the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish an administrative reserve in the amount of approximately $456,000. These funds are classified as noncurrent assets as the cash is not available for current operations. The funds are currently invested in certificates of deposit.

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

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Acquired Intangibles

In April 2005, the Company acquired all of the outstanding common stock of Positive Directions, Inc. (formerly Forward Health, Inc.). Positive Directions had developed a weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the Company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire Positive Directions have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

In October 2005, the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Direction’s existing weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the Company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

The following table summarizes the estimated fair value of the assets acquired and their balances as of May 31, 2007:

	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(205,429)	$277,934	5
Acquired technology	46,307	(19,680)	26,627	5

DMT:
Software and contents	299,348	(99,783)	199,565	5
Assembled workforce	45,117	(45,117)	—	—
	$874,135	$(370,009)	$504,126

During the three months ended May 31, 2007, amortization expense related to the covenant not to compete, acquired technology, and software and contents was $24,168, $2,315, and $14,968, respectively. During the three months ended May 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,168, $2,315, $14,967 and $2,820, respectively. During the six months ended May 31, 2007, amortization expense related to the covenant not to compete, acquired technology and software and contents was $48,336, $4,630, and $29,935, respectively. During the six months ended May 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $48,336, $4,631, $29,935 and $5,639, respectively. Estimated amortization expense is $83,000 for the remainder of fiscal year 2007, $166,000 for fiscal years 2008 and 2009, and $90,000 for the fiscal year thereafter.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Investment in Joint Ventures

The Company has a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provides for profits and losses to be allocated based on the Company’s 33.33% interest. As of May 31, 2007, the Company has recorded losses to date of approximately $254,000 bringing its investment in this joint venture to approximately $19,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of May 31, 2007, approximately $704,000 is due from this joint venture, which is included in accounts receivable, $655,000 of which represents a withhold against performance guarantees.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

	May 31, 2007 (Unaudited)	November 30, 2006
Accounts payable trade	$930,142	$1,378,999
Insurance premiums payable	39,387	79,124
Professional fees payable	516,634	609,553
Accrued severance payable, current	316,785	323,776
Other accrued expenses – none in
excess of 5% of current liabilities	279,018	435,771

	$2,081,966	$2,827,223

Note 13 – Medical Claims Payable

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported or paid (IBNP) reserve as of the period indicated:

For the Six Months Ended May 31, 2007
IBNP as of December 1, 2006	$364,830
Health care claim expenses incurred during the period	4,125,800
Health care claims paid during the period	(2,167,886)

IBNP as of February 28, 2007	$2,322,744
Health care claim expenses incurred during the period	7,255,937
Health care claims paid during the period	(6,861,369)

IBNP as of May 31, 2007	$2,717,312

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Medical Claims Payable – (continued)

Included in the health care claim expenses incurred during the period is our provision for the IBNP reserve. The IBNP reserve for the SNP in South Dakota was estimated utilizing an independent actuarial analysis performed at November 30, 2006. For 2007, with the significant increase in enrollment in the South Dakota SNP and the commencement of the QMedCare of New Jersey, Inc. SNP, the Company’s estimates for the six months ended May 31, 2007 are based upon an independent actuarial model of expected costs.

Note 14 – Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of May 31, 2007 and November 30, 2006, there were $14,990 and $47,005 outstanding under these provisions, respectively.

Note 15 – Accrued Severance Payable

On November 28, 2006, the Company incurred certain obligations under the terms of the employment agreement related to separation of service of its former CEO. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As of May 31, 2007, the Company has a liability of $634,648 representing the present value of these obligations using an interest rate of 4% of which $316,785 is included within accounts payable and accrued expenses and $317,863 is classified as long term.

Note 16 – Income Taxes

The Company has cumulative pre-tax losses through the period ended May 31, 2007 for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. Given the recent non-renewal of disease management contracts and the costs associated with the new business segments, there can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a 100% valuation allowance on its deferred tax assets.

Note 17 – Business Segment Information

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

The Company has decided to incorporate the health and wellness programs of Positive Directions, Inc. as part of its disease management offerings. As a result, the Company is currently organized into two business units, disease-management services and specialty managed care services, which are considered reportable segments. The segments are managed separately and the Company evaluates performance on operating profits of the respective segments. The Company supports these segments with shared human resources, financial, clinical, sales and marketing, operations and information technology resources. The accounting policies of the operating segments are substantially consistent with those applied in the condensed consolidated financial statements. Income (loss) before income taxes by operating segment excludes general corporate expenses.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Business Segment Information – (continued)

Summarized financial information by operating segment for three and six months ended May 31, 2007 and 2006 is as follows:

	Three Months Ended May 31, 2007
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$1,218,328	$8,232,995	$—	$—	$9,451,323
Revenue – related parties	621,120	—	—	(621,120)	—
Cost of revenue/medical expenses	778,302	7,225,937	—	—	8,034,239
Cost of revenue - reinsurance	—	206,326	—	—	206,326
General operating expenses	1,701,430	2,269,588	1,064,444	(621,120)	4,414,342
Settlement proceeds	400,000	—	—	—	400,000
Loss before income taxes	(240,284)	(1,498,856)	(1,064,444)	—	(2,803,584)
Depreciation and amortization	209,437	4,706	84,942	—	299,085
Expenditures for long-lived assets	83,123	13,375	27,766	—	124,264

	Three Months Ended May 31, 2006
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$1,608,699	$312,996	$—	$—	$1,921,695
Revenue – related parties	20,610	—	—	(20,610)	—
Cost of revenue/medical expenses	1,413,359	267,207	—	—	1,680,566
General operating expenses	2,117,808	902,563	414,992	(20,610)	3,414,753
Loss before income taxes	(1,901,858)	(856,774)	(414,992)	—	(3,173,624)
Depreciation and amortization	125,816	442	67,505	—	193,763
Expenditures for long-lived assets	310,591	35,135	9,760	—	355,486

	Six Months Ended May 31, 2007
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$2,969,673	$12,823,448	$—	$—	$15,793,121
Revenue – related parties	961,320	—	—	(961,320)	—
Cost of revenue/medical expenses	1,722,718	11,381,737	—	—	13,104,455
Cost of revenue - reinsurance	—	206,326	—	—	206,326
General operating expenses	3,437,534	4,137,480	2,099,128	(961,320)	8,712,822
Settlement proceeds	2,375,000	—	—	—	2,375,000
Income (loss) before income taxes	1,145,741	(2,902,095)	(2,099,128)	—	(3,855,482)
Depreciation and amortization	406,284	9,033	166,192	—	581,509
Expenditures for long-lived assets	304,421	16,575	49,258	—	370,254
Identifiable assets	6,043,252	8,378,701	15,111,501	(10,032,040)	19,501,414

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Business Segment Information – (continued)

	Six Months Ended May 31, 2006
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$4,666,233	$438,085	$—	$—	$5,104,318
Revenue – related parties	28,620	—	—	(28,620)	—
Cost of revenue/medical expenses	3,208,424	371,031	—	—	3,579,455
General operating expenses	4,507,346	1,841,634	859,462	(28,620)	7,179,822
Loss before income taxes	(3,020,917)	(1,774,580)	(859,462)	—	(5,654,959)
Depreciation and amortization	241,173	442	134,101	—	375,716
Expenditures for long-lived assets	508,713	35,135	45,107	—	588,955
Identifiable assets	8,110,681	730,942	19,094,668	(1,361,491)	26,574,800

Related party revenue represents an agreement entered into by QMedCare Dakota, LLC with QMed Inc. for disease management services in connection with the administration of the SNP in South Dakota and New Jersey.

Note 18 – Share-Based Compensation

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

For the three months ended May 31, 2007, we recognized share-based compensation cost of $342,878, which consisted of $32,930 in cost of services, $291,197 in selling, general and administrative expenses and $18,751 in research and development. For the three months ended May 31, 2006, we recognized share-based compensation cost of $504,042, which consisted of $60,739 in cost of services, $408,862 in selling, general and administrative expenses and $34,441 in research and development.

For the six months ended May 31, 2007, we recognized share-based compensation cost of $737,126, which consisted of $55,860 in cost of services, $642,624 in selling, general and administrative expenses and $38,642 in research and development. For the six months ended May 31, 2006, we recognized share-based compensation cost of $946,628, which consisted of $130,045 in cost of services, $745,610 in selling, general and administrative expenses and $70,973 in research and development. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three months ended May 31, 2007 and 2006 totaling $342,878 and $504,042, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. As a result of adopting Statement 123(R), loss before income taxes and net loss for the six months ended May 31, 2007 and 2006 totaling $737,126 and $946,628, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share was $.02 and $.03 for the three months ended May 31, 2007 and 2006, respectively, and $.04 and $.06 for the six months ended May, 31, 2007 and 2006, respectively.

Prior to adopting Statement 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Share-Based Compensation – (continued)

Statement 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended May 31, 2007.

Potentially dilutive options and warrants to purchase 968,555 and 1,585,263 shares of the common stock were outstanding for the three months ending May 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive options and warrants to purchase 1,039,826 and 1,697,800 shares of the common stock were outstanding for the six months ending May 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 995,529 and 342,694 shares of common stock were outstanding as of May 31, 2007 and 2006, respectively, but were also not included in the computation of diluted loss per share for the three months ended May 31, 2007 and 2006 and options to purchase 920,058 and 406,194 shares of common stock were outstanding as of May 31, 2006 and 2005, respectively, but were also not included in the computation of diluted loss per share for the six months ended May 31, 2006 and 2005 because the option exercise price was greater than the average market price of the common shares.

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At May 31, 2007, we have reserved approximately 1,177,000 shares for future equity grants.

As of May 31, 2007, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

For the three and six months ended May 31, 2007 and 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Share-Based Compensation – (continued)

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three and six months ended May 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Weighted average grant -
date fair value of options	$2.41	$3.12	$2.53	$4.65

Assumptions:
Expected volatility	66.96%	64.1%	66.96%	64.1%
Expected dividends	—	—	—	—
Expected term (in years)	4.0	4.0	4.0	4.0
Risk-free rate	4.6%	4.9%	4.6%	4.4%

A summary of option activity as of May 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2006	2,022,983	$7.43
Granted	515,000	5.46
Exercised	(127,274)	2.75
Forfeited or expired	(35,866)	10.14

Outstanding at February 28, 2007	2,374,843	$7.22
Granted	104,000	4.43
Exercised	(10,667)	3.00
Forfeited or expired	(319,663)	7.93

Outstanding at May 31, 2007	2,148,513	$6.97

Exercisable at May 31, 2007	1,217,020	$7.26	5.2	$22,968

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended May 31, 2007 and 2006 was $15,155 and $8,637, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the six months ended May 31, 2007 and 2006 was $265,049 and $62,487, respectively. The total fair value of options vested during the three and six months ended May 31, 2007 was $193,865 and $1,142,487, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the six months ended May 31, 2007 and 2006 was $382,004 and $111,819, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three and six months ended May 31, 2007 and 2006.

As of May 31, 2007, the Company also has 1,672,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 – Sale of Intellectual Property

On May 22, 2006, the Company entered into an agreement to amend a certain patent license agreement with a third party resulting in the sale of the patent for $450,000. The Company received the proceeds from the sale on May 26, 2006. Accordingly, the proceeds from the transaction were recorded within other income.

Note 20 – Commitments and Contingencies

Litigation

The action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), described in prior filings, and pending in the Superior Court of New Jersey, Law Division, Monmouth County has been resolved. Following a mediation process, the matter was resolved on terms including a payment to the Company of $400,000, which was received in June 2007. At May 31, 2007, this amount was included in prepaid expenses and other current assets.

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

South Carolina

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. This ratio will be monitored by the Company on an on-going basis and will be funded as required. As of May 31, 2007, the Company was in compliance with this requirement.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 – Commitments and Contingencies – (continued)

Guaranty

New Jersey

The Company has provided the State of New Jersey Department of Banking and Insurance with a capital and surplus guaranty dated May 10, 2006 whereby the Company has guaranteed that QMedCare of New Jersey, Inc. will have and maintain capital and surplus at a minimum amount as required by law or such additional surplus as required by the Commissioner of Banking and Insurance of the State of New Jersey. The guaranty also requires that these capital and surplus funds are maintained in assets under the investment laws governing health maintenance organizations in the State of New Jersey. At May 31, 2007, QMedCare of New Jersey, Inc. was in full compliance with its capital and surplus obligations.

Government Contracts

The Company’s Managed Care business, which accounted for approximately 87% and 81% of our total revenues for the three and six months ended May 31, 2007, respectively, primarily consisted of products covered under Medicare Advantage contracts with the federal government. These contracts are renewed generally for a one-year term each January 1, unless CMS notifies the Company or DAKOTACARE of its decision not to renew by August of the contract year, or the Company OR DAKOTACARE notifies CMS of its decision not to renew in June through August of the contract year depending on the results of the final bid submission. For the year beginning January 1, 2007, we have entered into a Medicare Advantage contract with CMS for New Jersey.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The Company is facing risk factors in connection with the operations of its Managed Care segment. These risk factors may include, but not be limited, to the following:

•

the risks inherent in starting a new venture including the incurring of significant start-up expenses, the time and number of enrollees in the Special Needs Plans, and the ability to achieve profitable operations;

•	our ability to maintain certain levels of equity (referred to as surplus) that may be required by state regulations;
•

our ability to maintain the Risk-Based Capital ratio (RBC ratio) as defined and utilized by the National Association of Insurance Commissioners (NAIC) to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio);

•	our ability to reasonably estimate appropriate medical claims reserves and related benefit expenses;
•

our ability to maintain regulatory compliance associated with governmental supervisory agencies including state health, insurance, managed care and securities departments which have the authority to grant, suspend, and revoke licenses to transact business, regulate many aspects of the products and services offered, assess fines, penalties and/or sanctions, monitor our solvency and reserve adequacy and regulate our investment activities on the basis of quality, diversification and other quantitative criteria;

•

our ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company’s and other health insurers’ flexibility to their underwriting and rating practices.

•	the ability to maintain and develop existing and new contracts with providers, hospitals and other health care systems.
•	the legislation providing for Special Needs Plans expires at the end of 2008 and must be renewed in order for SNPs to continue beyond 2008.

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

Overview

We manage, own and operate Medicare Advantage Special Needs Plans for chronically ill Medicare beneficiaries. We also provide disease management services to health plans and to the federal government through its Medicare program. Our services provide Care Management Solutions to assist health plans and government organizations in managing the cost and care of diabetes, cardiovascular disease, coronary artery disease (“CAD”), congestive heart failure (“CHF”), chronic obstructive pulmonary disease (COPD), stroke, weight and obesity and all associated co-morbid conditions. By leveraging our innovative clinical practices and proprietary analytical technology, our model improves patient outcomes, reduces practice variation, and measures quality.

Recent Developments

Managed Care Segment

In December 2004, we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that will operate a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries. The first of these products was offered in South Dakota, beginning January 2006, as a Special Needs Plan (“SNP”) for chronically ill Medicare recipients. QMedCare Inc., specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a health maintenance organization in South Dakota. The SNP is being marketed as HeartLinePlus and is providing exclusive health coverage for CAD, heart failure and stroke patients.

LakeShore Captive Insurance Company, a wholly owned subsidiary of QMedCare, Inc., entered into an agreement whereby the captive insurance company assumes 100% of the risk associated with the operations of DAKOTACARE’s HeartLinePlus SNP.

The Company formed QMedCare of New Jersey, Inc. on January 17, 2006 in order to fulfill its previously announced intention and filed an application for a wholly owned SNP in New Jersey. On May 18, 2006, the Company received approval of its application from the State of New Jersey, Department of Banking and Insurance (DOBI) and has a license to operate as an HMO within the State.

In September 2006, the Company executed a contract with CMS to operate its SNP in New Jersey and DAKOTACARE executed two contracts, which are comprised of a renewal of the HeartLinePlus program for 2007 and a new SNP for dual eligibles. Dual eligibles are individuals that are eligible for both Medicare and Medicaid programs.

In March 2007, the Company submitted an expansion application to add an additional disease state for its two chronic SNPs in New Jersey and South Dakota.

Positive Directions, Inc. (formerly Health e Monitoring, Inc.)

Positive Directions, Inc. is a wholly owned subsidiary of QMed, Inc. In May of 2005, QMed, Inc. acquired Positive Directions, Inc., (formerly Health e Monitoring, Inc.), a privately owned firm offering a program for healthy weight and lifestyle management. In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT has developed a website for a health and wellness program.

Its program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. Since the direction of this program will be primarily focused on our care coordination programs for our SNP initiatives, we expect that minimal revenue will be derived from third parties.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” or SFAS 159. SFAS 159 allows an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. We are required to adopt SFAS 159 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 159 and do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the six months ended May 31, 2007. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Managed Care Services

The Company’s captive insurance company entered into an agreement whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. In addition, on January 1, 2007, QMedCare of New Jersey commenced operations of its SNP in New Jersey. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill Medicare recipients. The Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported or paid (IBNP), classified as “medical claims payable” on the condensed consolidated balance sheet. Since this is a new plan, the Company’s estimates are initially based upon an independent actuarial model of expected costs. This model included factors such as age, gender and demographics. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The Company records its best estimate of the liability for incurred claims; however, such estimates could materially understate or overstate our actual liability for medical and benefits payable. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

The Company also entered into an agreement with DAKOTACARE, a health maintenance organization, to administer the SNP in South Dakota and New Jersey. In accordance with the agreement, the Company records revenue on a monthly basis as services are rendered.

The Company’s Managed Care business, which accounted for approximately 87% and 81% of our total revenues for the three and six months ended May 31, 2007, respectively, primarily consisted of products covered under Medicare Advantage contracts with the federal government.

Disease Management Services

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. The PMPM rates usually differ among contracts due to the various types of health plan product groups (e.g. PPO, HMO, and Medicare Advantage) that we interact with. These contracts are generally for terms of one to three years with provisions for subsequent renewal, and typically provide that a small portion of our fees may be “performance-based.” We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be at risk due to retroactive member terminations or a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance – based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We review these estimates periodically and make adjustments, as interim information is available.

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

	For the Three Months Ended May 31,		For the Six Months Ended May 31,		For the Three Months Ended May 31,	For the Six Months Ended May 31,
	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Revenue	100.0%	100.0%	100.0%	100.0%	391.8%	209.4%
Cost of revenue	87.2	87.5	84.3	70.1	390.3	271.9

Gross Profit	12.8	12.5	15.7	29.9	402.1	62.8
Selling general and administrative	42.7	187.3	50.9	138.6	12.2	13.7
Research and development	5.5	22.4	6.0	17.3	21.0	7.6

Loss from operations	(35.4)	(197.2)	(41.2)	(126.0)	(11.6)	1.3
Interest expense	(0.1)	(0.3)	(0.1)	(0.2)	40.4	38.2
Interest income, net	1.7	9.9	2.0	7.4	(15.8)	(14.4)
Loss on operations of joint venture	(0.1)	(1.0)	(0.2)	(0.8)	(63.5)	(35.0)
Other income	4.2	23.4	15.0	8.8	(11.1)	427.9

Loss before tax benefit (provision)	(29.7)	(165.1)	(24.4)	(110.8)	(11.7)	(31.8)
Income tax (provision) benefit	(0.1)	(0.1)	(0.1)	0.9	*	*

Net loss	(29.8)	(165.2)	(24.5)	(109.9)	(11.5)	(31.0)

* Not meaningful

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Revenue for the three months ended May 31, 2007 increased approximately $7.5 million as compared to the three months ended May 31, 2006. This increase is attributable to an increase of approximately $7.9 million in premium and service revenue related to increased enrollment in the South Dakota Special Needs Plan (SNP) project and the commencement of operations of the QMedCare SNP in New Jersey on January 1, 2007. This increase was offset by a decrease of approximately $408,000 in disease management services revenue. The decrease was primarily attributable to a decrease of $738,000 related to the expiration of two contracts offset by an increase of approximately $330,000 primarily related to the commencement of a new contract during the first quarter of fiscal 2007.

Cost of revenue for the three months ended May 31, 2007 increased by approximately $6.6 million as compared to the three months ended May 31, 2006. This increase was attributable to an increase of approximately $7.0 million related to the medical claims associated with the SNP projects. This increase was offset by: (i) the decrease of approximately $150,000 related to the outsourcing of certain call center services for our disease management programs; and (ii) a decrease of approximately $412,000 of labor costs associated with the reduction in workforce and operating costs related to the non-renewal of two disease management contracts.

Gross profit margins for the three months ended May 31, 2007 increased to 12.8% from 12.5% for the three months ended May 31, 2006. This increase represents the net increase in revenue over cost of revenue.

Selling, general and administrative expenses for the three months ended May 31, 2007 increased by approximately $439,000 over the three months ended May 31, 2006. The increase was attributable to (i) an increase of approximately

$130,000 in salaries and related costs for the operations of the managed care business; (ii) an increase of approximately $289,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (iii) an increase in depreciation and amortization of approximately $113,000 primarily related to capitalized product software development costs; (iv) an increase of approximately $52,000 in actuarial services primarily attributable to the SNP projects; (v) an increase of approximately $36,000 in software licensing fees related to the operations of the managed care business; (vi) an increase of approximately $14,000 in premium tax related to our captive insurance company for HeartLine Plus and; (vii) an increase of approximately $106,000 in consulting fees primarily related to HeartLine Plus and QMedCare SNPs. This increase was offset by (i) a reduction of approximately $58,000 in advertising and promotion expenses related to more cost effective marketing for HeartLine Plus and QMedCare SNPs; (ii) a decrease of approximately $40,000 in personnel recruiting costs; (iii) a decrease of approximately $118,000 in compensation costs associated with SFAS No. 123(R) “Share Based Payment” and; (iv) a decrease of approximately $95,000 in legal expenses primarily related to the settlement with Alere in the first quarter of 2007.

Research and development expenses for the three months ended May 31, 2007 increased approximately $91,000 or 21% over the three months ended May 31, 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $89,000 in salaries and related costs associated with new hires and a reduction in capitalization of salaries for product software development; and (ii) an increase of approximately $50,000 in consulting fees associated with special projects and a decrease in capitalization of software development costs as software is transitioned into production. This increase was offset by a decrease of approximately $16,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payment” and a decrease of approximately $25,000 in personnel recruiting costs. During the three months ended May 31, 2007, there was an increase of approximately $211,000 in capitalization of costs, which include salaries and consultant fees, incurred for product software development as compared to the three months ended May 31, 2006. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate telecommunications, data management, and security and information technology. We intend to continue to improve and expand the capabilities of all of our technologies since it has a direct impact on our ability to manage our Medical Loss Ratio (MLR).

Interest income for the three months ended was approximately $159,000 as compared to $189,000 for the three months ended May 31, 2006. This decrease is attributable to the reduction in funds available for investment.

Other income of $400,000 for the three months ended May 31, 2007 represents the proceeds from the settlement agreement with Healthcare First within the second quarter. Other income for the three months ended May 31, 2006 represents the proceeds from the sale of a patent for $450,000 to a third party in May 2006.

Six Months Ended May 31, 2007 Compared to Six Months Ended May 31, 2006

Revenue for the six months ended May 31, 2007 increased approximately $10.7 million as compared to the six months ended May 31, 2006. This increase is attributable to an increase of approximately $12.4 million in premium and service revenue related to increased enrollment in the South Dakota Special Needs Plan (SNP) project and the commencement of operations of the QMedCare SNP in New Jersey on January 1, 2007. This increase was offset by a decrease of approximately $1.7 million in disease management services revenue. The decrease was primarily attributable to a decrease of $2.3 million related to the expiration of four contracts offset by an increase of approximately $600,000 primarily related to the commencement of a new contract during the first quarter of fiscal 2007.

Cost of revenue for the six months ended May 31, 2007 increased by approximately $9.7 million as compared to the six months ended May 31, 2006. This increase was attributable to (ii) an increase of approximately $11 million related to the medical claims associated with the SNP projects; and (ii) the increase of approximately $181,000 primarily related to a purchase commitment. This increase was offset by: (i) approximately $951,000 of labor and related cost reductions associated with the reduction in workforce and operating costs related to the non-renewal of contracts and in efficiencies related to enhancements in our programs; and (ii) an increase of approximately $221,000 in cost reductions related to the outsourcing of certain call center services for our disease management programs.

Gross profit margins for the six months ended May 31, 2007 decreased to 15.7% from 29.9% for the six months ended May 31, 2006. This decrease represents the net increase in revenue as compared to cost of revenue.

Selling, general and administrative expenses for the six months ended May 31, 2007 increased by approximately $972,000 over the six months ended May 31, 2006. The increase was attributable to (i) an increase of approximately $480,000 in salaries related to additional new hires for the operations of the managed care business; (ii) an increase of approximately $603,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, registration services and office space; (iii) an increase in depreciation and amortization of approximately $221,000 primarily related to capitalized product software development costs; (iv) an increase of approximately $176,000 in consulting fees primarily related to the SNP projects; and (v) an increase of approximately $79,000 in actuarial services primarily attributable to the SNP projects. These increases were offset by (i) a decrease of approximately $341,000 in advertising and promotion expenses related to primarily our second year of operation in South Dakota in which our branding costs are substantially reduced for HeartLine Plus and we are just starting to build QMedCare of New Jersey’s SNP; (ii) a decrease of approximately $94,000 in travel and entertainment expenses related to the reduction of costs incurred with respect to the development and/or launch activities associated with the SNP and Positive Directions, Inc. in 2006; and (iii) a decrease of approximately $77,000 of legal fees primarily related to the settlement agreement with Alere in the first quarter of 2007;

Research and development expenses for the six months ended May 31, 2007 increased approximately $67,000 or 7.6% over the six months ended May 31, 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to: (i) an increase of approximately $109,000 in salaries and related costs associated with new hires and a reduction in capitalization of salaries for product software development; (ii) an increase of approximately $46,000 in consulting fees associated with special projects and a decrease in capitalization of software development costs as software is transitioned into production. These increases were offset by: (i) a decrease of approximately $32,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; (ii) a decrease of approximately $31,000 in travel expenses; and (iii) a decrease of approximately $25,000 in personnel recruitment costs. During the six months ended May 31, 2006 there was a decrease of approximately $184,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the six months ended May 31, 2005. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. We intend to continue to improve and expand the capabilities of all of our technologies since it has a direct impact on our ability to manage our Medical Loss Ratio (MLR).

Interest income for the six months ended May 31, 2007 was approximately $321,000 as compared to $375,000 for the six months ended May 31, 2006. This decrease is attributable to the reduction in funds available for investment.

Other income for the six months ended May 31, 2007 increased approximately $1,925,000 as compared to the six months ended May 31, 2006. The increase represents the proceeds from the settlement agreement with Alere and Healthcare First.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. We had working capital of approximately $6.0 million at May 31, 2007 compared to approximately $11.1 million at November 30, 2006 and ratios of current assets to current liabilities of 1.9:1 as of May 31, 2007 and 3.2:1 as of November 30, 2006. The working capital decrease of approximately $5.1 million was primarily due to the net loss of approximately $3.9 million resulting in cash used in operations of approximately $2.5 million along with an additional $2.5 million of cash classified as long term restricted cash in order to establish a required insolvency reserve for QMedCare of New Jersey, Inc. In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the capital required by regulation for the Company’s captive insurance company in South Carolina. In May 2007, this letter of credit was released by the State of South Carolina.

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

We anticipate that we will expend cash to fund our current operations, fund our continuing implementation costs associated with our managed care segments, and for establishing and maintaining certain levels of capital reserves as required by regulatory agencies in connection with the operations of our insurance subsidiary. Although we expect to incur these expenditures, we believe that our cash and investments will be sufficient to fund our current level of growth and our existing and anticipated commitments. However, to the extent any future expansion of our operations requires significant additional resources or certain forms of financial guarantees to assure our performance under the terms of new health plan contracts or to file for approval and implement additional SNP’s, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

Material Commitments

The following schedule summarizes our contractual cost obligation as of May 31, 2007 in the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$ —	$ —	$ —	$ —	$ —
Capital Lease Obligations	30,710	30,710	—	—	—
Operating Leases	2,806,000	634,000	1,484,000	688,000	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	1,637,943	1,234,788	403,155	—	—
Total Contractual Cash Obligations	$ 4,474,653	$ 1,899,498	$ 1,887,155	$ 688,000	$ —

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

Based on their evaluation as of May 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No changes in the Company’s internal controls over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to material affect the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), described in prior filings, and pending in the Superior Court of New Jersey, Law Division, Monmouth County has been resolved. Following a mediation process, the matter was resolved on terms including a payment to the Company of $400,000.

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

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion.

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

The following is a report of the voting results of the Company’s annual shareholders meeting held on April 26, 2007.

The proposal to elect seven directors, as described in the Company’s proxy statement for its annual meeting of shareholders held on April 26, 2007, was approved. The directors were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

Director	Votes For	Withhold Authority

Bruce F. Wesson	15,424,748	446,328
Jane A. Murray	15,584,372	286,704
Richard I. Levin	15,555,294	315,782
Lucia L. Quinn	13,693,572	2,177,504
John J. Gargana, Jr.	15,702,368	168,708
A. Bruce Campbell	15,728,524	142,552
John P. Zanotti	15,700,868	170,208

The proposal to ratify the appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent auditors for the fiscal year ending November 30, 2007 was approved. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain

14,881,586	367,599	621,891

Item 5.	Other Information

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.

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

July 9, 2007