Form 10-Q
period 2007-07-31
QMED INC
filed 2007-10-05
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2007 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number: 0-11411

QMed, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2468665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive offices)	(Zip Code)

(732) 544-5544
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding on October 3, 2007: 17,051,765.

QMED, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 31, 2007

Part I.

Item 1. Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	November 30, 2006
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,411,562	$3,039,695
Investments	4,011,933	10,867,815
Accounts receivable, net of allowances of $49,910 and $59,505, respectively	2,627,358	2,005,485
Inventory, net of reserve	13,278	36,631
Prepaid commissions	457,045	-
Prepaid expenses and other current assets	510,435	301,282
	10,031,611	16,250,908

Restricted cash and cash equivalents, non-current	2,975,081	705,881
Property and equipment, net of accumulated depreciation	762,453	989,329
Product software development costs, net	1,970,885	2,104,788
Acquired intangibles, net	462,675	587,027
Other assets	142,513	149,202
Investment in joint ventures	19,050	23,703
	$16,364,268	$20,810,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,410,285	$2,827,223
Medical claims payable	7,570,729	364,830
Leases payable, current portion	20,142	65,881
Accrued salaries and commissions	558,796	446,740
Fees reimbursable to health plans	7,825	47,005
Contract billings in excess of revenue	1,564,667	1,396,423
Deferred revenue	528,960	16,583
	12,661,404	5,164,685

Leases payable – long term	-	11,645
Accrued severance payable, long term	313,589	619,643
	12,974,993	5,795,973

Commitments and Contingencies
Stockholders’ equity Common stock $.001 par value; 40,000,000 shares authorized; 17,013,056 and 16,858,539 shares issued and 16,991,056 and 16,836,539 outstanding, respectively	17,013	16,859
Paid-in capital	54,885,049	53,433,095
Accumulated deficit	(51,423,068)	(38,354,696)
Accumulated other comprehensive loss Unrealized loss on securities available for sale	(14,094)	(4,768)
	3,464,900	15,090,490

Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)
Total stockholders’ equity	3,389,275	15,014,865
	$16,364,268	$20,810,838

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006

Revenue	$10,781,247	$2,202,270	$26,574,368	$7,306,588

Cost of revenue	15,430,886	1,371,709	28,741,667	4,951,164

Gross (loss) margin	(4,649,639)	830,561	(2,167,299)	2,355,424

Selling, general and administrative expenses	4,079,495	4,025,951	12,125,123	11,099,815
Research and development expenses	604,031	298,836	1,553,086	1,180,866

Loss from operations	(9,333,165)	(3,494,226)	(15,845,508)	(9,925,257)

Interest expense	(5,903)	(4,337)	(20,844)	(15,146)
Interest income	137,307	201,833	458,682	577,152
Loss in operations of joint ventures	-	(18,927)	(24,973)	(57,365)
Other income	-	-	2,375,400	450,000
Loss before income tax provision	(9,201,761)	(3,315,657)	(13,057,243)	(8,970,616)

Benefit (provision) for income taxes	362	(1,744)	(11,129)	45,670

Net loss	$(9,201,399)	$(3,317,401)	$(13,068,372)	$(8,924,946)

Basic and diluted loss per share
Weighted average shares outstanding	16,989,180	16,823,885	16,953,750	16,804,457
Basic and diluted loss per share	$(.54)	$(.20)	$(.77)	$(.53)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006

Net loss	$(9,201,399)	$(3,317,401)	$(13,068,372)	$(8,924,946)

Other comprehensive income
Unrealized (loss) gain on securities available for sale	(10,637)	(1,424)	(9,326)	16,737

Comprehensive loss	$(9,212,036)	$(3,318,825)	$(13,077,698)	$(8,908,209)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended August 31, 2007

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance – November 30, 2006	16,858,539	$ 16,859	$53,433,095	$(38,354,696)	$(4,768)	22,000	$(75,625)	$15,014,865

Exercise of stock options and warrants	137,941	137	381,867					382,004

Stock compensation in connection with the Directors Equity Plan	16,576	17	69,075					69,092

Share-based employee compensation expense			1,001,012					1,001,012

Net loss for the nine months ended August 31, 2007				(13,068,372)				(13,068,372)

Change in unrealized holding loss on securities available for sale					(9,326)			(9,326)

Balance – August 31, 2007	17,013,056	$ 17,013	$54,885,049	$(51,423,068)	$(14,094)	22,000	$(75,625)	$3,389,275

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006
Cash flows from operating activities:
Net loss	$(13,068,372)	$(8,924,946)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss in operations of joint ventures	24,973	57,365
Depreciation and amortization	881,203	605,343
Provision for loss on accounts receivable	34,214	9,283
Provision for slow-moving inventory	11,859	-
Stock compensation expense	69,092	34,802
Share-based employee compensation expense	1,001,012	1,300,367
Amortization of non-employee stock options	-	83,063
Amortization of bond discounts and premiums	518	(43,193)
(Increase) decrease in
Accounts Receivable	(656,087)	1,424,068
Inventory	11,494	657
Prepaid expenses and other current assets	(666,198)	(4,702)
Increase (decrease) in
Accounts payable and accrued liabilities	(650,117)	302,212
Medical claims payable	7,205,899	165,755
Contract billings in excess of revenues and deferred revenue	680,621	766,395
Other, net	-	(67,966)
Total adjustments	7,948,483	4,633,449
Net cash used in operating activities	(5,119,889)	(4,291,497)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	7,838,974	8,085,001
Purchases of securities available for sale	(992,936)	(3,157,620)
Increase in restricted cash and cash equivalents – long term	(2,269,200)	(705,881)
Capital expenditures	(63,833)	(278,194)
Product software development expenditures	(325,550)	(920,294)
Investment in joint venture	(20,319)	(75,442)
Net cash provided by investing activities	4,167,136	2,947,570

Cash flows from financing activities:
Payments for capital leases	(57,384)	(109,241)
Proceeds from exercise of stock options	382,004	128,318
Net cash provided by financing activities	324,620	19,077

Net increase in cash and cash equivalents	(628,133)	(1,324,850)
Cash and cash equivalents at beginning of period	3,039,695	4,051,046

Cash and cash equivalents at end of period	$2,411,562	$2,726,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,786	$15,146
Income taxes	12,349	111,939

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2007. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. (“IHMC”); QMedCare, Inc., its wholly owned subsidiaries; QMedCare of New Jersey, Inc., and Positive Directions, Inc. (formerly Forward Health, Inc.). These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to raise additional capital or obtain other sources of financing in the immediate future necessary to meet its obligations and continue operations.

During the nine months ended August 31, 2007, the Company incurred net losses totaling $13,068,372, had net cash used in operating activities of $5,119,889 as of August 31, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management’s plan is to raise additional capital through a variety of fund raising methods and to pursue all available financing alternatives as necessary to fund operations. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.

Note 2 – Summary of Significant Accounting Policies

Managed Care Services – Revenue Recognition

The Company’s captive insurance company, LakeShore Captive Insurance Company, entered into an agreement with DAKOTACARE (a South Dakota Health Maintenance Organization (“HMO”)) in 2005 whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. The initial term of the agreement is for 5 years and contains provisions for automatic one year renewals unless a non-renewal notice is provided within 120 days of expiration. In addition, on January 1, 2007, QMedCare of New Jersey, Inc. commenced operations of its SNP in New Jersey, which is a risk-bearing HMO plan. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill and dual eligible Medicare beneficiaries. In return for provision of care to plan(s) members, the Company receives a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 – Summary of Significant Accounting Policies – (continued)

Managed Care Services – Revenue Recognition – (continued)

The Company records revenue from health care premiums received in the month that enrollees are entitled to coverage. Revenue for the Managed Care segment totaled approximately $9,934,000 and $439,000 for the three months ended August 31, 2007 and 2006, respectively. Revenue for the Managed Care segment totaled approximately $22,758,000 and $877,000 for the nine months ended August 31, 2007 and 2006, respectively. For the three and nine months ended August 31, 2007, revenue derived from this segment was approximately 92% and 86% of total revenue, respectively.

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

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenue targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). Included in the accounts payable and accrued expenses is an estimate of this adjustment totaling approximately $318,000.

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

Managed Care Services - Medical Claims Payable

The cost of health care services is accrued in the period the services are provided to enrolled members: the accrued cost for health care services is based in part on estimates for services and other health care costs that have been incurred but not yet reported or paid (IBNP). IBNP is classified as “medical claims payable” on the condensed consolidated balance sheet. The Company’s estimates are initially based upon an independent actuarial model of expected costs. As the plan matures, the Company will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership.

A large portion of medical claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to the Company’s members. Accordingly, the Company uses an extensive degree of judgment in the process of estimating its medical claims payable and as a result, considerable variability and uncertainty is inherent in such estimates, and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rate. For each reporting period, the Company recognizes its best estimate

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 – Summary of Significant Accounting Policies – (continued)

Managed Care Services - Medical Claims Payable – (continued)

of medical claims payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors.

The Company’s management believes the estimate of medical claims payable is reasonable and adequate to cover its obligations at August 31, 2007; however, actual claim payments may differ from this estimate. A worsening (or improvement) of our health care cost trend rates or changes in medical claims payment patterns from those that were assumed in estimating medical claims payable at August 31, 2007 would cause this estimate to change in the near term, and such a change could be material. The estimate for submitted claims and IBNP claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

Managed Care Services – Broker Commissions

Broker commissions related to the SNPs are paid at the time of enrollment and amortized on a straight-line basis over twelve months beginning with the effective date of coverage. Commissions are adjusted for subsequent disenrollments during the period. As a result, the unamortized balance of the commission payments are classified as prepaid on the balance sheet.

Disease Management – Revenue Recognition

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

Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of August 31, 2007, based on information and data available, the Company has deferred approximately $1,565,000 of revenue, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

Note 3 – Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to review intangible assets for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

The Company amortizes other identifiable intangible assets, such as acquired technologies and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company also assesses the

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Impairment of Intangible Assets – (continued)

potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company would calculate any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

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

Note 5 – Investments in Securities

Investment in securities treated as available-for-sale as of August 31, 2007 and November 30, 2006 were as follows:

2007	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$4,026,027	$4,011,933	$(14,094)

2006	Cost	Market Value	Unrealized Gain (Loss)

Corporate debt securities	$10,872,583	$10,867,815	$(4,768)

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

Note 7 – Inventory

Inventories, consisting of finished units and raw materials, are stated at the lower of cost (determined on a moving weighted average method) or market. Inventories consist of the following:

	August 31, 2007 (Unaudited)	November 30, 2006

Raw materials (component parts)	$116,112	$114,225
Finished units	20,085	33,466
Total inventory	$136,197	$147,691
Reserve for slow moving inventory	(122,919)	(111,060)
Net inventory	$13,278	$36,631

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Product Software Development Costs

During the three months ended August 31, 2007 and 2006, the Company capitalized approximately $18,000 and $428,000, respectively, in product software development costs. During the nine months ended August 31, 2007 and 2006, the Company capitalized approximately $326,000 and $920,000, respectively. These costs are being amortized over a two to five-year useful life.

During the three months ended August 31, 2007 and 2006, amortization expense related to product software development costs was approximately $161,000 and $86,000, respectively. During the nine months ended August 31, 2007 and 2006 amortization expense related to product software development costs was approximately $459,000 and $185,000, respectively. Accumulated amortization was $1,360,837 and $804,745 at August 31, 2007 and 2006, respectively. Estimated amortization expense is $159,000 for the remainder of fiscal year 2007, $596,000 for fiscal year 2008, $555,000 for fiscal year 2009, $367,000 for fiscal year 2010, $260,000 for fiscal year 2011 and $34,000 thereafter.

Note 9 – Restricted Cash and Cash Equivalents

In December 2005, the Company established a $250,000 letter of credit with Wachovia Bank, N.A. to establish the appropriate capital required for the Company’s captive insurance company in South Carolina. The letter of credit is collateralized by cash and expires on December 31, 2007. These funds were classified as non-current assets as the cash was not available for current operations and the Company had intent on extending the letter of credit at the time of expiration. In May 2007, the letter of credit was released by the State of South Carolina and accordingly, the funds are classified as current assets as the cash is available for current operations. The funds are currently invested in a money market account.

In May 2006, the Company received approval of their application to obtain a license to operate as a Health Maintenance Organization within the State of New Jersey from the Department of Banking and Insurance. In accordance with statutory requirements, the Company was required to establish an administrative reserve in the amount of approximately $456,000. These funds are classified as noncurrent assets as the cash is not available for current operations. The funds are currently invested in certificates of deposit. In June 2007, these funds were increased to $474,000 in accordance with statutory requirements.

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

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Acquired Intangibles – (continued)

In October 2005, the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Direction’s existing weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the Company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

The following table summarizes the estimated fair value of the assets acquired and their balances as of August 31, 2007:

	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(229,597)	$253,766	5
Acquired technology	46,307	(21,996)	24,311	5

DMT:
Software and contents	299,348	(114,750)	184,598	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(411,460)	$462,675

During the three months ended August 31, 2007, amortization expense related to the covenant not to compete, acquired technology, and software and contents was $24,168, $2,315, and $14,967, respectively. During the three months ended August 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,169, $2,315, $14,967 and $2,820, respectively. During the nine months ended August 31, 2007, amortization expense related to the covenant not to compete, acquired technology and software and contents was $72,504, $6,945, and $44,902, respectively. During the nine months ended August 31, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $72,505, $6,946, $44,902 and $8,460, respectively. Estimated amortization expense is $41,000 for the remainder of fiscal year 2007, $166,000 for fiscal years 2008 and 2009, and $90,000 for the fiscal year thereafter.

Note 11 – Investment in Joint Ventures

The Company has a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provides for profits and losses to be allocated based on the Company’s 33.33% interest. As of August 31, 2007, the Company has recorded losses to date of approximately $254,000 bringing its investment in this joint venture to approximately $19,000. This joint venture is not a variable interest entity and therefore is not required to be consolidated under the provisions of FIN 46R. As of August 31, 2007, approximately $655,000 is due from this joint venture, which is included in accounts receivable. The collection of this receivable is subject to achieving certain contractual performance guarantees.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

	August 31, 2007 (Unaudited)	November 30, 2006

Accounts payable trade	$752,882	$1,378,999
Insurance premiums payable	152,293	79,124
Professional fees payable	501,880	609,553
Accrued severance payable, current	324,365	323,776
Other accrued expenses – none in excess of 5% of current liabilities	678,865	435,771
	$2,410,285	$2,827,223

Note 13 – Medical Claims Payable

The following table represents a roll-forward of our medical claims reserve inclusive of our incurred but not reported or paid (IBNP) reserve as of the period indicated:

For the Nine
Months Ended
August 31, 2007

IBNP as of December 1, 2006	$ 364,830

Health care claim expenses incurred during the period	25,896,407

Health care claims paid during the period	(18,690,508)

IBNP as of August 31, 2007	$ 7,570,729

Included in the health care claim expenses incurred during the period is a provision for the IBNP reserve. The IBNP reserve for the SNP in South Dakota was estimated utilizing an independent actuarial analysis performed at November 30, 2006. For 2007, with the significant increase in enrollment in the South Dakota SNP and the commencement of the QMedCare of New Jersey, Inc. SNP, the Company’s estimates for the nine months ended August 31, 2007 are based upon an independent actuarial model of expected costs.

Note 14 – Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians, fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of August 31, 2007 and November 30, 2006, there were $7,825 and $47,005 outstanding under these provisions, respectively.

Note 15 – Accrued Severance Payable

On November 28, 2006, the Company incurred certain obligations under the terms of the employment agreement related to separation of service of its former CEO. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Accrued Severance Payable – (continued)

November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As of August 31, 2007, the Company has a liability of $637,954, representing the present value of these obligations using an interest rate of 4%, of which $324,365 is included within accounts payable and accrued expenses and $313,589 is classified as long term.

Note 16 – Income Taxes

The Company has cumulative pre-tax losses through the period ended August 31, 2007 for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. Given the recent non-renewal of disease management contracts and the costs associated with the new business segments, there can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a 100% valuation allowance on its deferred tax assets.

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

Summarized financial information by operating segment for three and nine months ended August 31, 2007 and 2006 is as follows:

	Three Months Ended August 31, 2007
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$846,860	$9,934,387	$-	$-	$10,781,247
Revenue - related parties	757,500	-	-	(757,500)	-
Cost of revenue/medical expenses	748,490	14,514,670	-	-	15,263,160
Cost of revenue - reinsurance	-	167,726	-	-	167,726
General operating expenses	1,889,311	2,403,056	1,017,256	(757,500)	4,552,122
Loss before income taxes	(1,033,441)	(7,151,064)	(1,017,256)	-	(9,201,761)
Depreciation and amortization	212,068	5,163	82,462	-	299,693
Expenditures for long-lived
assets	17,929	-	1,200	-	19,129

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Business Segment Information – (continued)

	Three Months Ended August 31, 2006
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$1,763,429	$438,841	$-	$-	$2,202,270
Revenue - related parties	31,500	-	-	(31,500)	-
Cost of revenue/medical expenses	1,000,037	371,672	-	-	1,371,709
General operating expenses	1,616,485	1,160,192	1,401,041	(31,500)	4,146,218
Loss before income taxes	(821,593)	(1,093,023)	(1,401,041)	-	(3,315,657)
Depreciation and amortization	156,183	1,981	71,463	-	229,627
Expenditures for long-lived
assets	545,407	9,341	54,786	-	609,534

	Nine Months Ended August 31, 2007
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$3,816,533	$22,757,835	$-	$-	$26,574,368
Revenue - related parties	1,718,820	-	-	(1,718,820)	-
Cost of revenue/medical expenses	2,471,207	25,896,407	-	-	28,367,614
Cost of revenue - reinsurance	-	374,053	-	-	374,053
General operating expenses	5,326,845	6,540,535	3,116,384	(1,718,820)	13,264,944
Settlement proceeds	2,375,000	-	-	-	2,375,000
Income (loss) before income taxes	112,301	(10,053,159)	(3,116,384)	-	(13,057,243)
Depreciation and amortization	618,352	14,196	248,655	-	881,202
Expenditures for long-lived
assets	322,350	16,575	50,458	-	389,383
Identifiable assets	5,297,256	7,544,134	16,098,895	(12,576,017)	16,364,268

	Nine Months Ended August 31, 2006
	Disease Management Services	Managed Care Services	General Corporate	Elimination	Total Consolidated
Revenue	$6,429,662	$876,926	$-	$-	$7,306,588
Revenue - related parties	60,120	-	-	(60,120)	-
Cost of revenue/medical expenses	4,208,461	742,703	-	-	4,951,164
General operating expenses	6,123,831	3,001,826	2,260,503	(60,120)	11,326,040
Loss before income taxes	(3,842,510)	(2,867,603)	(2,260,503)	-	(8,970,616)
Depreciation and amortization	397,356	2,423	205,564	-	605,343
Expenditures for long-lived
assets	1,054,119	44,476	99,893	-	1,198,488
Identifiable assets	10,133,849	3,849,176	14,672,593	(4,310,282)	24,345,336

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

For the three months ended August 31, 2007, we recognized share-based compensation cost of $263,886, which consisted of $31,305 in cost of services, $212,936 in selling, general and administrative expenses and $19,645 in research and development. For the three months ended August 31, 2006, we recognized share-based compensation cost of $353,739, which consisted of $7,105 in cost of services, $356,257 in selling, general and administrative expenses and ($9,623) in research and development.

For the nine months ended August 31, 2007, we recognized share-based compensation cost of $1,001,012, which consisted of $87,165 in cost of services, $855,560 in selling, general and administrative expenses and $58,287 in research and development. For the nine months ended August 31, 2006, we recognized share-based compensation cost of $1,300,367, which consisted of $137,150 in cost of services, $1,101,867 in selling, general and administrative expenses and $61,350 in research and development. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the three months ended August 31, 2007 and 2006 totaling $263,886 and $353,739, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. As a result of adopting Statement 123(R), loss before income taxes and net loss for the nine months ended August 31, 2007 and 2006 totaling $1,001,012 and $1,300,367, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share was $.02 for the three months ended August 31, 2007 and 2006, respectively, and $.06 and $.08 for the nine months ended August, 31, 2007 and 2006, respectively.

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and nine months ended August 31, 2007.

Potentially dilutive options and warrants to purchase 771,807 and 959,738 shares of the common stock were outstanding for the three months ending August 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive options and warrants to purchase 953,017 and 1,494,583 shares of the common stock were outstanding for the nine months ending August 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 1,163,887 and 885,696 shares of common stock were outstanding as of August 31, 2007 and 2006, respectively, but  were also not  included in the computation of diluted  loss per  share  for the

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Share-Based Compensation – (continued)

three months ended August 31, 2007 and 2006 and options to purchase 1,011,220 and 661,488 shares of common stock were outstanding as of August 31, 2007 and 2006, respectively, but were also not included in the computation of diluted loss per share for the nine months ended August 31, 2007 and 2006 because the option exercise price was greater than the average market price of the common shares.

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At August 31, 2007, we have reserved approximately 1,146,000 shares for future equity grants.

As of August 31, 2007, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

For the three and nine months ended August 31, 2007 and 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three and nine months ended August 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Weighted average grant -
date fair value of options	$1.94	—	$2.54	$4.65

Assumptions:
Expected volatility	67.18%	—	66.96%	64.1%
Expected dividends	—	—	—	—
Expected term (in years)	4.0	—	4.0	4.0
Risk-free rate	4.8%	—	4.6%	4.4%

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Share-Based Compensation – (continued)

Stock Options – (continued)

A summary of option activity as of August 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2006	2,022,983	$7.43
Granted	515,000	5.46
Exercised	(127,274)	2.75
Forfeited or expired	(35,866)	10.14

Outstanding at February 28, 2007	2,374,843	$7.22
Granted	104,000	4.43
Exercised	(10,667)	3.00
Forfeited or expired	(319,663)	7.93

Outstanding at May 31, 2007	2,148,513	$6.97
Granted	30,000	3.55
Exercised	0	0.00
Forfeited or expired	(82,618)	7.62

Outstanding at August 31, 2007	2,095,895	$6.89

Exercisable at August 31, 2007	1,218,586	$7.26	5.0	$4,439

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended August 31, 2007 and 2006 was $0 and $8,800, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the nine months ended August 31, 2007 and 2006 was $265,049 and $71,287, respectively. The total fair value of options vested during the three and nine months ended August 31, 2007 was $15,714 and $1,193,331, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the nine months ended August 31, 2007 and 2006 was $382,004 and $128,318, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three and nine months ended August 31, 2007 and 2006.

As of August 31, 2007, the Company also has 1,672,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. The warrants expire in November 2007.

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

Statutory Reserves

New Jersey

The Company maintains an administrative statutory reserve and a minimum net worth as required by the State of New Jersey Department of Banking and Insurance. Accordingly, the Company deposited funds of approximately $456,000 for the administrative reserve and contributed capital to meet its minimum net worth requirements. In June 2007, these funds were increased to $474,000 in accordance with statutory requirements.

In December 2006, the Company funded an additional $2.5 million representing an insolvency reserve established for QMedCare of New Jersey, Inc. as required by the State of New Jersey Department of Banking and Insurance. These funds will be classified as noncurrent assets as the cash is not available for current operations. The funds are held in trust and are currently invested in certificates of deposit.

South Carolina

The Company has committed to maintain a minimum 10 to 1 premium to capital ratio in order to operate the captive insurance company. This capital reserve is required by the South Carolina Department of Insurance. As of August 31, 2007, the Company was not in compliance with this requirement. Should the Company obtain additional financing, this requirement will be funded.

Guaranty

New Jersey

The Company has provided the State of New Jersey Department of Banking and Insurance with a capital and surplus guaranty dated May 10, 2006 whereby the Company has guaranteed that QMedCare of New Jersey, Inc. will have and maintain capital and surplus at a minimum amount as required by law or such additional surplus as required by the Commissioner of Banking and Insurance of the State of New Jersey. The guaranty also requires that these capital and surplus funds are maintained in assets under the investment laws governing health maintenance organizations in the State of New Jersey. At August 31, 2007, QMedCare of New Jersey, Inc. was in full compliance with its capital and surplus obligations.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 – Commitments and Contingencies – (continued)

Guaranty – (continued)

Government Contracts

The Company’s Managed Care business, which accounted for approximately 92% and 86% of our total revenues for the three and nine months ended August 31, 2007, respectively, primarily consisted of products covered under Medicare Advantage contracts with the federal government. These contracts are renewed generally for a one-year term each January 1, unless CMS notifies the Company or DAKOTACARE of its decision not to renew by August of the contract year, or the Company OR DAKOTACARE notifies CMS of its decision not to renew in June through August of the contract year depending on the results of the final bid submission. For the year beginning January 1, 2007, we have entered into a Medicare Advantage contract with CMS for New Jersey.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The Company is facing risk factors in connection with the operations of its Managed Care segment. These risk factors may include, but not be limited, to the following:

•	our ability to obtain adequate financing to provide the capital required to support current and future operations and financing or insurance to support our performance in these operations;
•

the risks inherent in starting a new venture including the incurring of significant start-up expenses, the time and number of enrollees in the Special Needs Plans, and the ability to achieve profitable operations;

•

the legislation providing for Special Needs Plans expires at the end of 2008 and must be renewed in order for SNPs to continue beyond 2008, if not renewed, the SNP will convert to a traditional Medicare Advantage Plan;

•	our ability to renew and/or maintain our SNP agreement under existing terms or restructure this contract on terms that would not have a material negative impact on our results of operations;
•	our ability to maintain certain levels of equity (referred to as surplus) that may be required by state regulations;
•

our ability to maintain the Risk-Based Capital ratio (RBC ratio) as defined and utilized by the National Association of Insurance Commissioners (NAIC) to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio);

•	our ability to reasonably estimate appropriate medical claims reserves and related benefit expenses;
•	our ability to manage health care costs;
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

•	our ability to adequately protect member health related and other sensitive information;
•

our ability to be competitive, set prices and renew business as pricing and underwriting regulations by states limit the Company’s and other health insurers’ flexibility to their underwriting and rating practices;

•	our ability to operate, achieve and maintain profitability as the federal government determines our premiums;
•	the ability to maintain and develop existing and new contracts with providers, hospitals and other health care systems;
•	our ability to attract, retain and provide support to internal sales personnel and third party brokers and consultants;
•	the impact on medical costs of health benefits provider fraud that is not prevented or detected;
•	the impact of financial loss from inadequate insurance coverage due to unavailability of insurance and reinsurance at affordable prices;
•	our ability to monitor the performance of independent third parties for outsourced services that our operations are subject to their performance.

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

Overview

We manage, own and operate Medicare Advantage Special Needs Plans for chronically ill Medicare and dual-eligible beneficiaries. We also provide disease management services to health plans and to the federal government through its Medicare program. Our services provide Care Managment Solutions to assist health plans and government organizations in managing the cost and care of diabetes, cardiovascular disease, coronary artery disease (“CAD”), congestive heart failure (“CHF”), chronic obstructive pulmonary disease (COPD), stroke, weight and obesity and all associated co-morbid conditions. By leveraging our innovative clinical practices and proprietary analytical technology, our model improves patient outcomes, reduces practice variation, and measures quality.

Recent Developments

Managed Care Segment

In December 2004, we formed QMedCare, Inc. as a wholly owned subsidiary of QMed, Inc. This organization acts as a management company that operates a series of specialty Managed Care products serving high-risk and dual eligible Medicare beneficiaries. The first of these products was offered in South Dakota, beginning January 2006, as a Special Needs Plan (“SNP”) for chronically ill Medicare recipients. QMedCare Inc., specifically formed QMedCare Dakota, LLC to administer this Plan for DAKOTACARE, a health maintenance organization in South Dakota. The SNP is being marketed as HeartLinePlus and is providing exclusive health coverage for CAD, heart failure and stroke patients.

LakeShore Captive Insurance Company, a wholly owned subsidiary of QMedCare, Inc., entered into an agreement with DAKOTACARE (a South Dakota HMO) in June 2005 whereby the captive insurance company assumes 100% of the risk associated with the operations of DAKOTACARE’s HeartLinePlus SNP. The initial term of the agreement is for 5 years and contains provisions for automatic one year renewals unless a non-renewal notice is provided within 120 days of expiration.

The Company formed QMedCare of New Jersey, Inc. on January 17, 2006 in order to fulfill its previously announced intention and filed an application for a wholly owned SNP in New Jersey. On May 18, 2006, the Company received approval of its application from the State of New Jersey, Department of Banking and Insurance (DOBI) and has a license to operate as an HMO within the State.

In September 2006, the Company executed a contract with CMS to operate its SNP in New Jersey, and DAKOTACARE executed two contracts, which are comprised of a renewal of the HeartLinePlus program for 2007 and a new SNP for dual eligibles. Dual eligibles are individuals that are eligible for both Medicare and Medicaid programs.

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

Critical Accounting Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the nine months ended August 31, 2007. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Premiums

For our SNP plans, we record revenue from health care premiums received in the month that enrollees are entitled to coverage.

Managed Care Services

The Company’s captive insurance company entered into an agreement with DAKOTACARE in 2005 whereby the captive insurance company assumes 100% of the risk associated with the operations of a Special Needs Plan (“SNP”) in South Dakota. The initial term of the agreement is for 5 years and contains provisions of automatic one year renewals unless a non-renewal notice is provided within 120 days of expiration. In addition, on January 1, 2007, QMedCare of New Jersey, Inc., a licensed HMO in NJ,  commenced operations of its SNP. In May 2007, a SNP for dual eligibles commenced operation in South Dakota. The SNPs offer comprehensive health care coverage and prescription drug benefits for chronically ill and dual eligible Medicare recipients. We receive a fixed monthly member premium and a Medicare risk-adjusted premium, which is based upon the diagnoses of the enrolled member as captured by claims data from the prior year.

We also entered into an agreement with DAKOTACARE, a health maintenance organization, to administer the SNP in South Dakota and New Jersey. In accordance with the agreement, we record revenue on a monthly basis as services are rendered.

The Company’s Managed Care business, which accounted for approximately 92% and 86% of our total revenues for the three and nine months ended August 31, 2007, respectively, primarily consisted of products covered under Medicare Advantage contracts with the federal government.

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

Medical Claims Payable

The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for services and other health care costs that have been incurred but not yet reported or paid (IBNP), and are classified as “medical claims payable” on the condensed consolidated balance sheet. Our estimates are initially based upon an independent actuarial model of expected costs. As the plan matures, we will develop these estimates using standard actuarial methods which may include, among other factors, the average interval between the dates services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership.

A large portion of medical claims are not submitted to us by the providers until after the end of the reporting period in which services have been rendered. Accordingly, we use an extensive degree of judgment in the process of estimating our medical claims payable and as a result, considerable variability and uncertainty is inherent in such estimates, and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rate. For each reporting period, we recognize our best estimate of medical claims payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. We believe our estimate of medical claims payable is reasonable and adequate to cover its obligations at August 31, 2007; however, actual claim payments may differ from this estimate. A worsening (or improvement) of our health care cost trend rates or changes in medical claims payment patterns from those that were assumed in estimating medical claims payable at August 31, 2007 would cause these estimates to change in the near term, and such a change could be material. The estimates for submitted claims and IBNP claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates or financial results, if any, are included in current operations.

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

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,		For the Three Months Ended August 31,	For the Nine Months Ended August 31,
	2007	2006	2007	2006	2007 vs. 2006	2007 vs. 2006

Revenue	100.0%	100.0%	100.0%	100.0%	389.6%	263.7%
Cost of revenue	143.1	62.3	108.2	67.8	1024.9	480.5
Gross (loss) margin	(43.1)	37.7	(8.2)	32.2	(659.8)	(192.0)
Selling general and administrative	37.8	182.8	45.6	151.9	1.3	9.2
Research and development	5.6	13.6	5.8	16.2	102.1	31.5
Loss from operations	(86.6)	(158.7)	(59.6)	(135.8)	167.1	59.6
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)	36.1	37.6
Interest income, net	1.3	9.2	1.7	7.9	(32.0)	(20.5)
Loss on operations of joint venture	-	(0.9)	(0.1)	(0.9)	(100.0)	(56.5)
Other income	-	-	8.9	6.2	-	427.9
Loss before tax benefit (provision)	(85.3)	(150.6)	(49.1)	(122.8)	177.5	45.6
Income tax (provision) benefit	-	(0.1)	-	(0.6)	*	*
Net loss	(85.3)	(150.7)	(49.2)	(122.2)	177.4	46.4

* Not meaningful

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

Revenue for the three months ended August 31, 2007 increased approximately $8.6 million as compared to the three months ended August 31, 2006. This increase is attributable to an increase of approximately $9.5 million in premium and service revenue related to increased enrollment in the South Dakota Special Needs Plan (SNP) project and the commencement of operations of the QMedCare SNP in New Jersey on January 1, 2007. This increase was offset by a decrease of approximately $907,000 in disease management services revenue. The decrease was primarily attributable to a decrease of approximately $1.2 million related to the expiration of two contracts offset by an increase of approximately $300,000 primarily related to the commencement of a new contract during the first quarter of fiscal 2007.

Cost of revenue for the three months ended August 31, 2007 increased by approximately $14.1 million as compared to the three months ended August 31, 2006. This increase was attributable to an increase of approximately $14.1 million related to the medical claims associated with the SNP projects. Included in this $14.1 million is an estimate of IBNP, which represents 34% of this increase. This increase was offset by: (i) the decrease of approximately $91,000 related to the outsourcing of certain call center services for our disease management programs; and (ii) a decrease of approximately $407,000 of labor costs associated with the reduction in workforce and operating costs related to the non-renewal of two disease management contracts.

Gross margin for the three months ended August 31, 2007 decreased to (43.1%) from 37.7% for the three months ended August 31, 2006. This decrease represents the net increase in cost of revenue over revenue.

Selling, general and administrative expenses for the three months ended August 31, 2007 increased by approximately $54,000 over the three months ended August 31, 2006. The increase was attributable to (i) an increase of approximately $17,000 in salaries and related costs for the operations of the managed care business; (ii) an increase of approximately $477,000 associated with the operations of the SNP for costs related to claims processing, broker commissions, reinsurance premiums, registration services and office space; (iii) an increase in depreciation and amortization of approximately $75,000 primarily related to capitalized product software development costs; (iv) an increase of approximately $39,000 in professional fees primarily attributable to the SNP projects; (v) an increase of approximately $26,000 in software licensing fees related to the operations of the managed care business; (vi) an increase of approximately $17,000 in premium tax related to our captive insurance company for HeartLine Plus; (viii) an increase of $38,000 in personnel recruiting costs; and (ix) an increase of approximately $20,000 in rent and utilities. This increase was offset by (i) a reduction of approximately $61,000 in advertising and promotion expenses related to more cost effective marketing for HeartLine Plus and QMedCare SNPs; (ii) a decrease of approximately $47,000 in travel expenses; (iii) a decrease of approximately $180,000 in compensation costs associated with SFAS No. 123(R) “Share Based Payment” and; (iv) a decrease of approximately $361,000 in legal expenses primarily related to the settlement with Alere in the first quarter of 2007.

Research and development expenses for the three months ended August 31, 2007 increased approximately $305,000 or 102% over the three months ended August 31, 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $48,000 in salaries and related costs associated with new hires and a reduction in capitalization of salaries for product software development; (ii) an increase of approximately $229,000 in consulting fees associated with special projects; and (iii) an increase of approximately $29,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payment”. During the three months ended August 31, 2007, there was a decrease of approximately $410,000 in capitalization of costs, which include salaries and consultant fees, incurred for product software development as compared to the three months ended August 31, 2006. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate telecommunications, data management, and security and information technology. We intend to continue to improve and expand the capabilities of all of our technologies since it has a direct impact on our ability to manage our Medical Expense Ratio (MER).

Interest income for the three months ended August 31, 1007 was approximately $137,000 as compared to $202,000 for the three months ended August 31, 2006. This decrease is attributable to the reduction in funds available for investment.

Nine Months Ended August 31, 2007 Compared to Nine Months Ended August 31, 2006

Revenue for the nine months ended August 31, 2007 increased approximately $19.3 million as compared to the nine months ended August 31, 2006. This increase is attributable to an increase of approximately $21.9 million in premium and service revenue related to increased enrollment in the South Dakota Special Needs Plan (SNP) projects and the commencement of operations of the QMedCare SNP in New Jersey on January 1, 2007. This increase was offset by a decrease of approximately $2.6 million in disease management services revenue. The decrease was primarily attributable to a decrease of $3.6 million related to the expiration of four contracts offset by an increase of approximately $900,000 primarily related to the commencement of a new contract during the first quarter of fiscal 2007 and an increase of approximately $100,000 related to existing contracts.

Cost of revenue for the nine months ended August 31, 2007 increased by approximately $23.8 million as compared to the nine months ended August 31, 2006. This increase was attributable to (ii) an increase of approximately $25.2 million related to the medical claims associated with the SNP projects; and (ii) the increase of approximately $181,000 primarily related to a purchase commitment. Included in the $25.2 million increase in medical clains is an estimate of IBNP, which represents 30% of the amount. This increase was offset by: (i) approximately $1.7 million of labor and related cost reductions associated with the reduction in workforce and operating costs related to the non-renewal of contracts and in efficiencies related to enhancements in our programs; and (ii) an increase of approximately $311,000 in cost reductions related to the outsourcing of certain call center services for our disease management programs.

Gross margin for the nine months ended August 31, 2007 decreased to (8.2%) from 32.2% for the nine months ended August 31, 2006. This decrease represents the net increase in cost of revenue as compared to revenue.

Selling, general and administrative expenses for the nine months ended August 31, 2007 increased by approximately $1.0 million over the nine months ended August 31, 2006. The increase was attributable to (i) an increase of approximately $591,000 in salaries related to additional new hires for the operations of the managed care business; (ii) an increase of approximately $1.1 million associated with the operations of the SNP for costs related to claims processing, broker commissions, registration services and office space; (iii) an increase in depreciation and amortization of approximately $297,000 primarily related to capitalized product software development costs; (iv) an increase of approximately $181,000 in consulting fees primarily related to the SNP projects; and (v) an increase of approximately $83,000 in actuarial services primarily attributable to the SNP projects. These increases were offset by (i) a decrease of approximately $402,000 in advertising and promotion expenses related to primarily our second year of operation in South Dakota in which our branding costs are substantially reduced for HeartLine Plus and we are just starting to build QMedCare of New Jersey’s SNP; (ii) a decrease of approximately $154,000 in travel and entertainment expenses related to the reduction of costs incurred with respect to the development and/or launch activities associated with the SNP and Positive Directions, Inc. in 2006; (iii) and a decrease of approximately $205,000 in compensation costs associated with SFAS No. 123(R) “Share Based Payment” (iv) a decrease of approximately $438,000 of legal fees primarily related to the settlement agreement with Alere in the first quarter of 2007.

Research and development expenses for the nine months ended August 31, 2007 increased approximately $372,000 or 31.5% over the nine months ended August 31, 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to: (i) an increase of approximately $169,000 in salaries and related costs associated with new hires and a reduction in capitalization of salaries for product software development; (ii) an increase of approximately $275,000 in consulting fees associated with special projects and a decrease in capitalization of software development costs as software is transitioned into production. These increases were offset by: (i) a decrease of approximately $41,000 in travel expenses; and (ii) a decrease of approximately $26,000 in personnel recruitment costs. During the nine months ended August 31, 2007 there was a decrease of approximately $594,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to the nine months ended August 31, 2006. We continue to focus our efforts on the development of new, advanced software programs to assist in the identification and evaluation of patients who are at risk for developing various disease conditions. These programs incorporate state of the art telecommunications, data management, and security and information technology. We intend to continue to improve and expand the capabilities of all of our technologies since it has a direct impact on our ability to manage our Medical Expense Ratio (MER).

Interest income for the nine months ended August 31, 2007 was approximately $459,000 as compared to $577,000 for the nine months ended August 31, 2006. This decrease is attributable to the reduction in funds available for investment.

Other income for the nine months ended August 31, 2007 increased approximately $1,925,000 as compared to the nine months ended August 31, 2006. The increase represents the proceeds from the settlement agreement with Alere and Healthcare First.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. The working capital deficit was approximately $2.6 million at August 31, 2007 as compared to approximately $11.1 million of working capital at November 30, 2006 and ratios of current assets to current liabilities of 0.79:1 as of August 31, 2007 and 3.2:1 as of November 30, 2006. The working capital decrease of approximately $13.7 million was primarily due to the net loss of approximately $13.1 million resulting in cash used in operations of approximately $5.1 million along with an additional $2.5 million of cash classified as long term restricted cash in order to establish a required insolvency reserve for QMedCare of New Jersey, Inc.

The accompanying condensed financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to raise additional capital or obtain other sources of financing in the immediate future necessary to meet its obligations and continue operations.

During the nine months ended August 31, 2007, the Company incurred net losses totaling $13,068,372, had net cash used in operating activities of $5,119,889 as of August 31, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working caital requirements, it may have to curtail its business sharply or cease business altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.

Material Commitments

The following schedule summarizes our contractual cost obligation as of August 31, 2007 in the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Capital Lease Obligations	146,468	65,008	77,172	4,288	-
Operating Leases	2,722,000	580,000	1,569,000	573,000	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	1,563,233	1,136,566	426,667	-	-
Total Contractual Cash Obligations	$ 4,431,701	$ 1,781,574	$ 2,072,839	$ 577,288	$ -

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

Based on their evaluation as of August 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

By:/s/ William T. Schmitt, Jr.
William T. Schmitt, Jr.
Senior Vice President, Chief Financial
Officer and Treasurer

October 5, 2007