Form 10-K
period 2007-11-30
QMED INC
filed 2008-03-25
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from ______ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No [X ]

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $42,970,220 on May 31, 2007, based on the last reported sales price of the registrant’s common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 10, 2008, there were 17,081,688 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

General

During November 2007, QMed Inc. ceased operations of its Managed Care Special Needs Plans and related services because the Company was unable to raise sufficient capital to fund its current reserve requirements as well as future capital requirements. The Company significantly reduced its staff and other operating expenses while continuing to operate as a disease management service provider. The Company also sold its medical equipment business to an unaffiliated third party during October 2007. As a result of the sale and termination of Special Needs plan services, the operations of QMedCare, Inc., QMedCare Dakota, LLC, Lakeshore Captive Insurance Co. and QMedCare of New Jersey, Inc., together with the medical equipment business are presented as discontinued operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to raise additional capital or obtain other sources of financing in the immediate future necessary to meet its obligations and continue operations.

During the year ended November 30, 2007, the Company incurred net losses totaling $11,252,361 and utilized cash in operating activities of $12,745,008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it will have to cease business altogether.

Management’s plan is to raise additional capital through a variety of fund raising methods including the potential sale of its assets, and to pursue all available financing alternatives as necessary to fund operations. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations.

History of QMed Inc.

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

QMedCare, Inc. was incorporated in December 2004. QMedCare is the sole member of QMedCare Dakota, LLC and owns 100% of Lakeshore Captive Insurance Company. These organizations assisted with the operation of a series of specialty Managed Care products serving a high-risk population of Medicare beneficiaries in South Dakota.

QMedCare of New Jersey, Inc. was incorporated in January 2006. This organization was established as for the purpose of operating a Medicare Special Needs Plan designed specifically for Medicare beneficiaries suffering from certain chronic conditions.

In April 2005, QMed acquired 100% of the stock of Positive Directions, Inc., (formerly known as Health e Monitoring, Inc.) a privately owned firm offering a comprehensive program for healthy weight and lifestyle management. In October 2005, QMed, Inc. acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT has developed a website for a health and wellness program.

The Company operated its specialty managed care products in South Dakota until November 2007 and its Medicare Special Needs Plan in New Jersey until December 2007. The Company continues to operate its disease management programs under QMed/IHMC as well as Positive Directions, Inc.

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

QMed, Inc./IHMC

The services of QMed include “ohms|cvd®”(Online Health Management System for Cardiovascular Disease) which is an integrated cardiovascular disease management system. ohms|cvd® includes related systems to assist health plans and government organizations in managing the care, and cost of diabetes, cardiovascular conditions, including coronary artery disease (“CAD”), stroke, heart failure (“CHF”), hypertension, hyperlipidemia and the cardiovascular complications of diabetes. These systems are designed to provide health care physicians with patient specific recommendations focused on the optimal use of “evidence based” medical management for patients with these conditions including co-morbidities, as well as those at high risk of developing these conditions. The net impact of this approach is the improvement in health and the associated reduction in mortality, morbidity and cost.

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

ohms|cvd® Systems

ohms|cvd® is our proprietary medical system designed as a total disease management process for Heart Failure (HF), Coronary Artery Disease (CAD), Stroke, Diabetes and Diabetic cardiovascular complications, Hypertension, Hyperlipidemia and other co-morbidities utilizing “best practice” solutions in the management of these diseases and conditions. The entire system non-invasively quantifies the probable risk of a clinical event most significantly a cardiovascular, cerebrovascular or heart failure event, and rationally directs the patient to appropriate therapy with the accent on early detection, the modification of critical risk factors and medical intervention. The ohms|cvd® system expands upon our core technology, first incorporated in our ohms|cvd® system, adding the capability to manage patients that have heart failure, diabetes, diabetic cardiovascular complications and the risk of stroke.

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

Our proprietary medical system, ohms|cvd®, is an active disease and care management process emphasizing a continuum of care, including modification of patient risk factors. Use of this system can result in important cost-effective improvements in diabetic care, coronary, cerebrovascular and heart failure events, improvements that have been verified by empirical health and cost outcomes. The ohms|cvd® system continuously monitors the care process, and thus, results are reported as outcomes.

At November 30, 2007, we had contracts with the Center for Medicare and Medicaid Services and 4 health plans to provide disease management services in multiple health plan markets in 4 states. The number of members under contract was as follows:

At November 30,	2007	2006	2005
Approximate members under contract	725,000	718,000	1,094,000

At November 30, 2007, of the approximately 725,000 plan members under contract, we had approximately 694,000 commercial members and 31,000 Medicare Advantage members.

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

Medicare Coordinated Care Demonstration

In fiscal 2002, we received a contract award to participate in the Medicare MCCD project. Our ohms|cad® program is the only one under this demonstration that will be evaluated specifically for management of CAD.

CMS designed MCCD to evaluate the cost-effectiveness of reimbursing disease management services in the Medicare fee-for-service model. In accordance with the Balanced Budget Act of 1997, which mandated the demonstration, CMS “... may issue regulations to implement, on a permanent basis, the components of the demonstration projects that are proven to be cost-effective for the Medicare program.”

Under the award, we are implementing our ohms|cad® disease management technology in a controlled randomized study of Medicare beneficiaries who have been diagnosed previously with CAD. Patient enrollment in California commenced in early 2002. As a result of our success in the initial enrollment stage of the project, CMS authorized doubling the patient base of the project with commensurate remuneration. This project was originally scheduled to end in January 2006 but has been extended by CMS through June 30, 2008. In January, based upon positive results to date, CMS notified the Company of an additional 2 year extension of this project through June 30, 2010.

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

PacifiCare Health Systems, Inc. notified CMS that PacifiCare intended to terminate this project not later than February 28, 2006 and CMS agreed to allow PacifiCare to terminate this contract effective February 28, 2006. This termination resulted in a reduction in disease management revenue of approximately $800,000 in fiscal year 2007 as compared to fiscal year 2006 and $2.7 million in fiscal year 2006 as compared to fiscal year 2005.

Discontinued Operations

As a result of the Medicare Modernization Act of 2003 (MMA), new business opportunities were created by the creation of Special Needs Plans for chronically ill Medicare beneficiaries. We entered this market through our wholly owned subsidiary QMedCare, Inc.

QMedCare, Inc. is the sole investor in QMedCare Dakota, LLC, a company specifically formed to administer a Medicare Advantage Coordinated Care Special Needs Plan for DAKOTACARE, a health maintenance organization in South Dakota. The Special Needs Plan was marketed as HeartLine Plus and provided exclusive health coverage for heart and stroke patients. This plan operated as a strategic alliance between QMedCare Dakota, LLC and DAKOTACARE. The goal of this alliance was to reduce disease complications, hospitalizations, and emergency room visits for members, and to improve their quality of life.

As part of its initiatives, QMedCare, Inc. established a Captive Insurance Company in South Carolina, LakeShore Captive Insurance Company, to provide reinsurance for the Special Needs Plan in South Dakota. Through a retrocessional reinsurance agreement with Ace American Insurance Company and its related agreements with DAKOTACARE, effective January 1, 2006 through January 1, 2008, LakeShore Captive Insurance Company assumes 100% of the risk associated with the operations of the Special Needs Plan in South Dakota. We reduced our exposure by insuring levels of coverage through reinsurance in excess of the first $200,000 of loss to a limit of $2,000,000 arising from claims by any one original insured. Upon termination of the agreement, the underlying policies in force at the time of the reinsurance coverage termination continue during the run-off period until they expire.

On November 1, 2007, Lakeshore Captive Insurance Company ceased its underwriting activities as it was unable to meet its current and future capital requirements. On March 7, 2008, Lakeshore Capitve Insurance Company executed a settlement agreement with DAKOTACARE limiting it and its parent and affiliates liabilities associated with all activities of the South Dakota SNP to $750,000. This settlement amount will be funded by Lakeshore Captive Insurance. Subsequent to the settlement payment, Lakeshore will file for dissolution with the State of South Carolina.

QMedCare of New Jersey, Inc. was incorporated in January 2006. This organization is a licensed Health Maintenance Organization in certain counties in New Jersey established for the purpose of operating a Medicare Special Needs Plan designed specifically for Medicare beneficiaries suffering from certain chronic conditions. The Company commenced enrollment in January 2007. Due to capital restrictions imposed on the Parent Company by its South Dakota operations, the Company, together with the New Jersey Department of Banking and Insurance and CMS, determined to conclude the operations of QMedCare of New Jersey, Inc. effective in November 2007. QMedCare of New Jersey, Inc. is currently winding down its operations.

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

Its program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications. QMed, Inc. will incorporate this program as part of its disease management product offerings.

Business Strategy

Our strategy is to sell, merge or continue as a DM service Company. In the event we are successful, we will (1) obtain adequate financing through various alternatives; (2) pursue contract opportunities with new health plans to provide disease management services; (3) add disease states to our platform; and (4) pursue other opportunities within the healthcare industry. We anticipate that we will utilize our medical information-communication technologies to gain and maintain competitive advantage in delivering care coordination and its narrower subset, disease management services.

Marketing

We market our disease management services to health plans, large physician practice groups, and governmental agencies through our sales staff. A key to the marketing of our services is the relationships we develop with providers, physicians and patients. QMed builds the critical links among them that result in improved patient outcomes and reduced costs.

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

Competition

We believe ohms|cvd® offers a unique solution for cardiovascular disease management. However, there are several entities, including pharmaceutical companies, pharmacy benefit managers and independent companies that are pursuing disease management, which we consider to be competition.

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

Research and Development

In fiscal 2007, 2006 and 2005, we expended approximately $2,096,000, $1,558,000 and $1,323,000 respectively, for research and development. During these years, research and development was primarily focused on the development of patient care programs and advanced algorithms which coordinate care more rigorously and cost-effectively, and systems which improve our patient out-reach capabilities.

Patent Protection and Proprietary Information

We maintain a policy of seeking patent protection in the United States and other countries in connection with certain elements of our technology. Our Monitor One technology has been granted patents in the United States (Patent No. 4679144), Canada (Patent No. 1281081), and Spain (Patent No. 547040). We received a U.S. patent for the nDx technology on March 29, 1994 (Patent No. 5299119) and a patent for the ohms|cvd® system (Patent No. 5,724,580) on March 3, 1998. Certain patents relating to our technology began expiring in 2004. In October 2006, QMed filed an application for a patent for certain elements of our technology related to the collection of medical information and its identification in relation to patient diagnoses. The patent application is currently pending.

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

We sold the patent for the nDx technology in October 2007 as part of the sale of the medical equipment business to Innovative Diagnostics for $230,000 in cash. See Note 1 – Discontinued Operations.

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

All medical devices sold in interstate commerce are subject to FDA clearance. Our monitors were subject to pre-market notification (510(k)), pursuant to which the FDA determines whether a new medical product is “substantially equivalent” to a product that was on the market prior to May 28, 1976. Products found to be “substantially equivalent” to those products may thereafter be sold. The FDA has the authority, which it has not yet exercised, to issue performance standards for the type of monitors manufactured by us.

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

Employees

We had 28 employees as of November 30, 2007, none of which are subject to a collective bargaining agreement. We believe our relations with employees are good.

Executive Officers of the Registrant

The following sets forth certain information concerning our executive officers as of January 31, 2008:

Officer	Age	Position with the Company

Jane Murray	45	President, Chief Executive

Officer and Director

William T. Schmitt, Jr., CPA	47	Senior Vice President, Chief Financial

Officer and Treasurer

Glenn J. Alexander, CPA	41	Vice President of Finance, Controller and
Principal Accounting Officer

Item 1A. Risk Factors.

See Management’s Discussion and Analysis and Risk Factors contained later in this report.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2. Properties.

Our executive offices occupy approximately 20,000 square feet of office space in Eatontown, New Jersey, pursuant to a lease agreement, which expires in November 2012. These facilities are used principally for administrative offices, sales training, and marketing. We are currently negotiating with our landlord to reduce the office space to meet our present needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Price and Dividend Information

Our common stock is traded in the Nasdaq Small Cap Market, under symbol “QMED”. The following table sets forth the range of high and low bid quotations for our shares reported by the Nasdaq Small Cap Market. This information represents inter-dealer quotations, without retail mark-ups, markdowns, or commissions, and does not necessarily represent actual transactions.

Fiscal Year Ended November 30, 2007	High	Low

First Quarter	$5.37	$4.08
Second Quarter	4.67	3.38
Third Quarter	3.95	2.90
Fourth Quarter	3.13	.09

Fiscal Year Ended November 30, 2006

First Quarter	$10.48	$8.19
Second Quarter	9.95	5.03
Third Quarter	5.33	2.90
Fourth Quarter	5.29	3.83

Approximate Number of Holders of Common Stock

As of March 10, 2008, the Company’s common stock was held of record by 260 persons. Based upon requests from record holders for additional materials for our 2007 annual meeting, we believe that there are at least 3,500 beneficial holders of our common stock. On March 10, 2008, the closing price reported was $.13.

Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal fourth quarter of 2007.

Repurchase of Securities

We have not repurchased any of our securities in the fiscal fourth quarter of 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report.

Item 6. Selected Financial Data.

	For the Years ended November 30,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
Results of Operations
Revenue	$5,246,789	$8,136,305	$21,957,689	$15,343,884	$12,650,406
Cost of revenue	2,740,880	4,764,436	7,333,249	8,618,542	6,534,116
Gross profit	2,505,909	3,371,869	14,624,440	6,725,342	6,116,290

Selling, general and administrative expenses	7,798,511	12,397,618	7,585,837	7,265,605	6,856,266
Research and development expenses	2,096,477	1,558,325	1,323,397	903,921	905,360
Litigation settlement	-	-	-	-	230,000
(Loss) income from operations	(7,389,079)	(10,584,074)	5,715,206	(1,444,184)	(1,875,336)

Interest expense	(28,333)	(19,314)	(27,294)	(33,874)	(25,595)
Interest income	223,488	696,512	441,353	68,238	90,418
Loss from operations of joint venture	(4,547)	(77,365)	(847,830)	(502,027)	(362,499)
Other income	2,375,550	450,000	3,486	8,703	-
(Loss) income before income tax benefit
(provision) and discontinued operations	(4,822,921)	(9,534,241)	5,284,921	(1,903,144)	(2,173,012)
Gain on sale of state tax benefits	-	-	115,912	229,724	-
(Provision) benefit for income taxes	(23,895)	38,878	(392,000)	(16,000)	(15,000)

(Loss) income before discontinued operations	(4,846,816)	(9,495,363)	5,008,833	(1,689,420)	(2,188,012)

Discontinued Operations:
(Loss) income from operations	(6,622,497)	(4,740,861)	(1,123,288)	(50,025)	36,636
Gain from sale	216,952	-	-	-	-

Net (loss) income	$(11,252,361)	$(14,236,224)	$3,885,545	$(1,739,445)	$(2,151,376)

Other comprehensive (loss) income
Unrealized gain (loss) gain on securities
available for sale	(20,786)	16,277	(20,985)	(8,553)	(14,725)
Reclassification adjustment for loss (gain)
included in net income	25,548	-	6,584	8,914	44,830

Comprehensive (loss) income	$(11,247,599)	$(14,219,947)	$3,871,144	$(1,739,084)	$(2,121,271)

Per Share Data

Net (loss) income per share
Basic – continuing operations	$(.28)	$(.57)	$.30	$(.12)	$(.15)
Basic – discontinued operations	(.38)	(.28)	(.06)	(.00)	(.00)
Basic (loss) income per share	$(.66)	$(.85)	$.24	$(.12)	$(.15)
Diluted – continuing operations	$(.28)	$(.57)	$.27	$(.12)	$(.15)
Diluted – discontinued operations	(.38)	(.28)	(.06)	(.00)	(.00)
Diluted (loss) income per share	$(.66)	$(.85)	$.21	$(.12)	$(.15)

Balance Sheet Data (at end of periods)

Working capital	$2,205,655	$11,897,107	$23,918,273	$5,822,350	$6,154,367

Total assets	$11,321,560	$20,811,769	$30,673,366	$10,837,477	$12,918,311

Total liabilities	$6,428,723	$5,796,898	$3,652,080	$2,946,807	$5,870,129

Stockholders’ equity	$4,892,837	$15,014,871	$27,021,286	$7,890,670	$7,048,182

(1) Amounts have been restated as a result of discontinued operations consisting of the Special Needs Plans in New Jersey and South Dakota and the medical equipment business. Selected quarterly financial data shown below has also been restated as a result of these discontinued operations.

Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ending 2007
	February 28	May 31	August 31	November 30	Total

Net revenue	$1,728,676	$1,162,143	$828,876	$1,527,094	$5,246,789
Gross profit	997,577	435,366	123,516	949,450	2,505,909
Income (loss) from continuing
operations	390,019	(1,726,541)	(2,470,745)	(1,039,549)	(4,846,816)
(Loss) income from discontinued
operations	(1,447,795)	(1,082,656)	(6,730,654)	2,855,560	(6,405,545)
Net (loss) income	(1,057,776)	(2,809,197)	(9,201,399)	1,816,011	(11,252,361)
Basic and diluted income (loss)
per share continuing operations	$0.02	$(0.10)	$(0.14)	$(0.06)	$(0.28)
Basic and diluted loss per share
discontinued operations	(0.08)	(0.07)	(0.40)	0.17	(0.38)
Basic and diluted loss per share	$(0.06)	$(0.17)	$(0.54)	$0.11	$(0.66)

	For the Quarters Ending 2006
	February 28	May 31	August 31	November 30	Total

Net revenue	$3,012,562	$1,569,904	$1,735,896	$1,817,943	$8,136,305
Gross profit	1,260,104	203,731	781,674	1,126,360	3,371,869
Loss from continuing operations	(1,451,030)	(2,279,110)	(2,159,267)	(3,605,956)	(9,495,363)
Loss from discontinued
operations	(918,166)	(896,239)	(1,158,134)	(1,705,322)	(4,740,861)
Net loss	(2,432,196)	(3,175,349)	(3,317,401)	(5,311,278)	(14,236,224)
Basic loss per share continuing
operations	$(0.08)	$(0.14)	$(0.13)	$(0.22)	$(0.57)
Basic loss per share discontinued
operations	(0.06)	(0.05)	(0.07)	(0.10)	(0.28)
Basic loss per share	$(0.14)	$(0.19)	$(0.20)	$(0.32)	$(0.85)

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

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	our ability to raise additional capital or obtain other sources of financing necessary to sustain operations;
•	our ability to meet the continued listing qualifications of Nasdaq;
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

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and have typically provided that a portion of our fees may be “performance-based”. As of November 30, 2007, the Company did not have any fee risk based contracts. Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings or certain clinical measures. In some cases, we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member’s death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance – based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

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

During the fiscal year ended November 30, 2007, approximately 95% of disease management services were derived from five health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2006, approximately 63% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company’s revenues. The Company continues to anticipate a concentration of revenues from a limited number of customers in fiscal year 2008.

During fiscal 2008, the Company anticipates one contract to comprise approximately 40% of total revenues. This contract has an expiration date of June 3, 2008 and the Company is currently negotiating a contract renewal however no assurance can be given that such negotiations will be successful.

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners, a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007. This notice of nonrenewal resulted in a reduction in revenue of approximately $2.3 million in 2007.

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

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset’s fair value based on the projected undiscounted cash flows expected to result from that asset, including eventual disposition. During the year ended November 30, 2006, the company recorded an impairment charge of approximately $32,000.

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

				Period-to-Period
				% Changes
	% For Year Ended			2007	2006
	November 30,			vs.	vs.
	2007	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	(35.5)%	(62.9)%
Cost of revenue	52.2	58.6	33.4	(42.5)	(35.0)
Gross Profit	47.8	41.4	66.6	(25.7)	(76.9)
Selling, general and administrative	148.6	152.4	34.5	(37.1)	63.4
Research and development	40.0	19.2	6.0	34.5	17.8
(Loss) income from operations	(140.8)	(130.1)	26.0	*	*
Interest expense	(0.5)	(0.2)	(0.1)	46.7	(29.2)
Interest income, net	4.3	8.6	2.0	(67.9)	57.8
Loss on operations of joint venture	(0.1)	(1.0)	(3.9)	*	*
Other income	45.3	5.5	-	427.9	*
(Loss) income before tax (provision) benefit	(91.9)	(117.2)	24.1	*	*
Gain on sale of tax benefit	-	-	0.5	*	*
Income tax (provision) benefit	(0.5)	0.5	(1.8)	(161.5)	(109.9)
(Loss) income before discontinued operations	(92.4)	(116.7)	22.8	*	*
Loss from discontinued operations	(126.2)	(58.3)	(5.1)	39.7	322.1
Gain from sale of discontinued operations	4.1	-	-	*	*
Net (loss) income	(214.5)	(175.0)	17.7	(21.0)	(466.4)

* Not meaningful

Fiscal 2007 Compared to Fiscal 2006

Revenue for fiscal year 2007 decreased approximately $2.9 million or 35.5% as compared to fiscal year 2006. This decrease is attributable to (i) a decrease of approximately $5.2 million in revenue related to the expiration of five contracts; (ii) a decrease of approximately $49,000 of revenue related to a reduction in health plan membership associated with an existing contract; and (iii) a decrease of approximately $182,000 related to a reconciliation of performance measurements under contracts in fiscal 2006. These decreases were offset by (i) an increase in revenue of approximately $1,368,000 related to increasing enrollment in two existing contracts and the commencement of a new contract during the first quarter of fiscal 2007; (ii) the recognition of approximately $550,000 of revenue related to the reconciliation of performance measurements under a contract in fiscal 2007; and (iii) the reduction of approximately $635,000 in deferred revenue under two contracts in fiscal 2006.

Gross profit margins for fiscal year 2007 increased to 47.8% from 41.4% for fiscal year 2006. This increase is related to (i) a decrease of approximately $1,994,000 of labor costs associated with the reduction in workforce and operating costs related to the non renewal of contracts; (ii) a decrease of approximately $411,000 related to the outsourcing of certain call center services for our disease management programs; and (iii) the decrease of approximately $161,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”.

Selling, general and administrative expenses for fiscal year 2007 decreased by approximately $4.6 million over fiscal year 2006. The decrease was attributable to (i) a decrease of approximately $1,015,000 in salaries related to a reduction in headcount; (ii) a decrease of approximately $943,000 related to the accrual for employment agreement obligations for our former CEO in fiscal 2006; (iii) a decrease of approximately $240,000 in travel and entertainment expenses related to development and/or launch activities associated with Positive Directions, Inc. that occurred in fiscal 2006; (iv) a decrease of approximately $1,015,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments” due to forfeitures related to headcount reductions; (v) a decrease of approximately $263,000 in marketing and advertising expenses primarily related to the strategic decision to reduce marketing efforts; (vi) a decrease of approximately $1,216,000 of legal fees related to general corporate and litigation matters; and (vii) a decrease of approximately $121,000 in consulting services. These decreases were offset by an increase in depreciation and amortization of approximately $304,000 primarily related to the amortization of completed product software development projects.

Research and development expenses for fiscal year 2007 increased approximately $538,000 or 34.5% over fiscal year 2006. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. The increase in expenses is primarily attributable to (i) an increase of approximately $229,000 in salaries and related costs associated with new hires; and (ii) an increase of approximately $392,000 in consulting costs approximately. The increase in expenses was offset by (i) a decrease of approximately $30,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; and (ii) a reduction of approximately $51,000 in travel and entertainment expenses. During fiscal year 2007, there was a decrease of approximately $852,000 in capitalization of costs, which include salaries and consultant fees, incurred for development as compared to fiscal year 2006. Certain costs associated with the development of new product software to be incorporated into our disease management programs are capitalized and amortized over a two to five year useful life.

Interest income for fiscal year 2007 was approximately $223,000 as compared to $697,000 for fiscal year 2006. This decrease is attributable to the reduction of funds available for investment.

Other income for fiscal year 2007 increased approximately $1.9 million as compared to fiscal year 2006. The increase represents the proceeds from the settlement agreement with Alere of $1,975,000 and Healthcare First of $400,000 during 2007 offset by the sale of a patent for $450,000 to a third party in May 2006.

Our effective tax rate for fiscal year 2007 is (.21)%. The difference in the Company’s effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Loss from discontinued operations includes the results of operations associated with SNP in South Dakota as a result of the termination of the Lakeshore Captive Insurance Company reinsurance agreements in November 2007, the results of operations of QMedCare of New Jersey, Inc. as the SNP was terminated and the medical equipment business as the assets of the business were sold in October 2007. The loss from discontinued operations for fiscal year 2007 increased $1.9 million as compared to fiscal year 2006. The increase is primarily attributable to the increase in the loss of approximately $2.6 million associated with the commencement of operations of QMedCare of New Jersey, Inc. in January 2007 offset by a decrease of approximately $0.9 million in the loss related to the SNP in South Dakota due to the settlement agreement with DAKOTACARE in March 2008.

The gain on sale of discontinued operations of approximately $217,000 represents the proceeds from the sale of the medical device equipment business in October 2007.

Fiscal 2006 Compared to Fiscal 2005

Revenue for fiscal year 2006 decreased approximately $13.8 million or 62.9% as compared to fiscal year 2005. This decrease is attributable to (i) a decrease of approximately $11.9 million in revenue related to the expiration of four contracts; (ii) a decrease of approximately $768,000 of revenue related to a reduction in health plan membership and/or fees associated with existing contracts; (iii) a decrease of approximately $1.0 million related to the deferred revenue that was recognized under two contracts in fiscal 2005; and (iv) a decrease of approximately $500,000 in revenue recognized related to the settlement with Regence in the third quarter of fiscal 2005. These decreases were offset by (i) an increase in revenue of approximately $196,000 related to increasing enrollment in three existing contracts and the commencement of a new contract during the first quarter of fiscal 2006; (ii) the recognition of approximately $201,000 of revenue related to the reconciliation of performance measurements under contracts in fiscal 2006.

Gross profit margins for fiscal year 2006 decreased to 41.4% from 66.6% for fiscal year 2005. This decrease is related to (i) a decrease in revenue of approximately $11.9 million attributable to the expiration of four contracts; (ii) approximately $190,000 related to the outsourcing of certain call center services for our disease management programs; (iii) the increase of approximately $153,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”. The decrease in gross profit margins was offset by a decrease of approximately $2,898,000 of labor costs associated with the reduction in workforce and operating costs related to the non-renewal of contracts.

Selling, general and administrative expenses for fiscal year 2006 increased by approximately $4.8 million over fiscal year 2005. The increase was attributable to (i) an increase of approximately $370,000 in salaries related to new executives and additional new hires for the operations of Positive Directions, Inc. (formerly Health e Monitoring, Inc.); (ii) an increase of approximately $943,000 related to the accrual for employment agreement obligations for our former CEO; (iii) an increase of approximately $1,668,000 in compensation costs associated with the adoption of SFAS No. 123(R) “Share Based Payments”; (iv) an increase of approximately $203,000 in marketing and advertising expenses primarily related to Positive Directions, Inc.; (v) an increase of approximately $1,361,000 of legal fees related to general corporate and litigation matters; (vi) an increase in depreciation and amortization of approximately $274,000 attributable to the intangibles associated with the acquisition of Positive Directions, Inc. in the second quarter of fiscal year 2005 and Disease Management Technologies, Inc. in the fourth quarter of 2005; and (vii) an increase of approximately $69,000 in recruitment costs related to new hires. These increases were offset by a decrease of approximately $163,000 of consulting services rendered. Included within selling, general and administrative expenses for fiscal year 2006 (which incorporates the expenses noted above) was approximately $1,800,000 related to implementation costs of Positive Directions, Inc.

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

Interest income for fiscal year 2006 was approximately $697,000 as compared to $441,000 for fiscal year 2005. This increase is attributable to the investment of the funds that were generated by the private placements in the first six months of fiscal year 2005 along with the cash generated from operations in fiscal 2005.

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

Our effective tax rate for fiscal year 2006 was .27%. The difference in the Company’s effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets and the adoption of SFAS No. 123(R) “Share Based Payments”.

Loss from discontinued operations includes the results of operations associated with SNP in South Dakota as a result of the termination of the Lakeshore Captive Insurance Company reinsurance agreements in November 2007, the results of operations of QMedCare of New Jersey, Inc. as the SNP was terminated and the medical equipment business as the assets of the business were sold in October 2007. The loss from discontinued operations for fiscal year 2006 increased $3.6 million as compared to fiscal year 2005. The increase is primarily attributable to the increase in the loss of approximately $1.3 million associated with the start up costs of QMedCare of New Jersey, Inc. in 2006 and an increase of approximately $2.3 million in the loss related to the commencement of operations of the SNP in South Dakota in January 2006.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $48,100,000 less applicable expenses.

We had working capital of approximately $2.2 million at November 30, 2007 as compared to approximately $11.9 million of working capital at November 30, 2006 and ratios of current assets to current liabilities of 1.3:1 as of November 30, 2007 and 3.3:1 as of November 30, 2006. The working capital decrease of approximately $9.7 million was primarily due to the net loss of approximately $11.2 million resulting in cash used in operations of approximately $12.7 million.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to raise additional capital or obtain other sources of financing in the immediate future necessary to meet its obligations and continue operations.

During the year ended November 30, 2007, the Company incurred net losses totaling $11,252,361 and utilized  cash in operating activities of $12,745,008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it will have to cease business altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations.

On March 20, 2008, the Company entered into an agreement with investors to receive up to $750,000 in working capital. The financing is structured to provide $375,000 to the Company at closing, with an additional $375,000 deposited in an escrow account, which could be released upon achieving certain milestones. See Note 18 - Subsequent Events.

Material Commitments

The following schedule summarizes our contractual cost obligations as of November 30, 2007 in the periods indicated.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	95,000	44,000	51,000	-	-
Operating Leases	2,629,000	588,000	1,583,000	458,000	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations – Employment Agreements	1,160,000	850,000	310,000	-	-
Total Contractual Cash Obligations	$3,884,000	$1,482,000	$1,944,000	$458,000	$-

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

We have experienced significant losses and expect to incur losses in the future. As a result, the amount of cash, cash equivalents, and investments in marketable securities has materially declined. If we are unable to access sufficient working capital, we will be unable to fund future operations and operate as a going concern.

The Company has two consecutive years of operating losses, has utilized most of its available cash to support its SNP activities and anticipates that the losses will continue for the foreseeable future. Management’s current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include our ability to raise additional funds in the immediate future in order to continue our operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet our capital needs. If we are unable to raise additional capital or obtain other sources of financing to meet our working capital requirements, we will cease business altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We currently do not meet the continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On December 18, 2007, we received a Nasdaq Staff Deficiency Letter from Nasdaq, on which our common stock is listed (“Nasdaq”), indicating that for the last 30 business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement of Nasdaq for continued listing set forth in Marketplace Rule 4350(c)(4). In accordance with Nasdaq’s marketplace rules, we have until June 16, 2008 to regain compliance.

If we have not regained compliance by the end of the cure period, Nasdaq rules require its staff to determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4350(c), except for the bid price requirement. If at that time we meet the initial listing criteria, the Nasdaq staff will notify us that we will be granted an additional 180 calendar day compliance period. However, if we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the delisting determination to a Listing Qualifications Panel, but no assurance can be given that any such appeal would be successful.

Additionally, we received a second letter from Nasdaq indicating that we do not meet the majority independent director and audit committee composition requirements as set forth in Marketplace Rules 435(c)(1) and 435(d)(4), respectively. Consistent with Marketplace Rules 435(c)(1) and 435(d)(4), Nasdaq has provided us with a cure period in order to regain compliance as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or November 12, 2008; or (2) if the next annual shareholders’ meeting is held before May 12, 2008, then we must evidence compliance no later then May 12, 2008. In the event we do not regain compliance by the required date, Nasdaq rules require Staff to provide written notification to us that our common stock will be delisted.

Alternatively, if our common stock is delisted by Nasdaq, our common stock may be eligible to trade on another quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities.

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

Third parties may infringe our intellectual property, and suffer competitive injury.

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

The disease management industry is dependent on the effective use of information technology. We believe that our state-of-the-art technology provides us with a competitive advantage in the industry, however these system requirements expose us to technology obsolescence risks. Accordingly, we amortize our computer software and hardware over three to five years.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At November 30, 2007, the Company had no outstanding long-term debt. Although the Company's assets included approximately $1.2 million in cash and cash equivalents and approximately $3.0 million in cash and cash equivalents in statutory reserves included within the assets of discontinued operations, market rate risk associated with changing interest rates in the United States is not material. See also Note 2 of the Notes to Consolidated Financial Statements.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework inInternal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2007. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

QMED, INC. AND SUBSIDIARIES

For the Years Ended
November 30, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Comprehensive Income (Loss)	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-29

Report of Independent Registered Public Accounting Firm

Board of Directors

QMed, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QMed, Inc. and Subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended November 30, 2007, 2006, and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QMed, Inc. and Subsidiaries as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years ended November 30, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of November 30, 2006 and the related statements of operations and cash flows for the years ended November 30, 2006 and 2005 have been restated to give effect to the Company’s equipment and Special Needs business as discontinued operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses from operations, discontinued its special needs business and has limited cash available for operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment".

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey

March 25, 2008

QMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
November 30,

Assets
		Restated
	2007	2006
Current assets
Cash and cash equivalents	$1,196,030	$2,313,261
Investments in securities	-	8,547,525
Accounts receivable, net of allowance for
doubtful accounts of $58,980 and $53,558,
respectively	535,810	1,803,804
Prepaid professional fees	228,000	10,000
Prepaid expenses and other current assets	189,654	231,322
Assets related to discontinued operations	6,126,492	4,156,805
	8,275,986	17,062,717
Property and equipment, net	717,229	939,988
Product software development costs, net	1,769,931	2,052,132
Acquired intangibles, net	421,224	587,027
Other assets	137,190	146,202
Investment in joint ventures	-	23,703
	$11,321,560	$20,811,769

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$1,607,840	$2,053,533
Leases payable, current portion	41,116	65,881
Accrued salaries and commissions	245,888	388,002
Fees reimbursable to health plans	12,900	47,005
Contract billings in excess of revenues	197,380	1,396,423
Income taxes payable	12,786	-
Liabilities related to discontinued operations	3,952,421	1,214,766
	6,070,331	5,165,610
Leases payable, long term	49,134	11,645
Accrued severance payable, long term	309,258	619,643
	6,428,723	5,796,898
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 40,000,000
shares authorized, 17,042,959 and 16,858,539
shares issued 17,020,959 and 16,836,539
outstanding, respectively	17,043	16,859
Paid-in capital	54,558,476	53,433,095
Accumulated deficit	(49,607,057)	(38,354,696)
Accumulated other comprehensive income
Unrealized losses on securities available for sale	-	(4,762)
	4,968,462	15,090,496
Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)
Total stockholders' equity	4,892,837	15,014,871
	$11,321,560	$20,811,769

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended November 30,

	2007	Restated 2006	Restated 2005
Revenue	$5,246,789	$8,136,305	$21,957,689
Cost of revenue	2,740,880	4,764,436	7,333,249
Gross profit	2,505,909	3,371,869	14,624,440

Selling, general and administrative expenses	7,798,511	12,397,618	7,585,837
Research and development expenses	2,096,477	1,558,325	1,323,397
(Loss) income from continuing operations	(7,389,079)	(10,584,074)	5,715,206

Interest expense	(28,333)	(19,314)	(27,294)
Interest income	223,488	696,512	441,353
Loss from operations of joint venture	(4,547)	(77,365)	(847,830)
Other income	2,375,550	450,000	3,486
(Loss) income before income tax (provision) benefit and discontinued operations	(4,822,921)	(9,534,241)	5,284,921

Gain on sale of state tax benefits	-	-	115,912
(Provision) benefit for income taxes	(23,895)	38,878	(392,000)

(Loss) income from operations before discontinued operations	(4,846,816)	(9,495,363)	5,008,833

Discontinued Operations:
Loss from operations	(6,622,497)	(4,740,861)	(1,123,288)
Gain from sale	216,952	-	-

Net (loss) income	$(11,252,361)	$(14,236,224)	$3,885,545

Basic (loss) income per share
Weighted average shares outstanding	16,968,431	16,810,667	16,465,178
Basic (loss) income per share – continuing operations	$(.28)	$(.57)	$.30
Basic (loss) income per share – discontinued operations	(.38)	(.28)	(.06)
Basic (loss) income per share	$(.66)	$(.85)	$.24

Diluted (loss) income per share
Weighted average shares outstanding	16,968,431	16,810,667	18,457,101
Diluted (loss) income per share – continuing operations	$(.28)	$(.57)	$0.27
Diluted (loss) income per share – discontinued operations	(.38)	(.28)	(.06)
Diluted (loss) income per share	$(.66)	$(.85)	$.21

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended November 30,

	2007	Restated 2006	Restated 2005

Net (loss) income	$(11,252,361)	$(14,236,224)	$3,885,545

Other comprehensive income (loss)
Unrealized gain (loss) gain on securities available for sale	(20,786)	16,277	(20,985)
Reclassification adjustment for realized losses included
in net (loss) income	25,548	-	6,584

Comprehensive (loss) income	$(11,247,599)	$(14,219,947)	$3,871,144

QMED, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended November 30,
					Accumulated
					Other	Common Stock
	Common Stock		Paid-in	Accumulated	Comprehensive	Held in Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balances - November 30, 2004, restated	15,150,054	$ 15,150	$ 35,961,800	$ (28,004,017)	$ (6,638)	22,000	$ (75,625)	$ 7,890,670

Exercise of stock options and warrants	261,108	261	987,384	-	-	-	-	987,645

Issuance of common stock in connection
with Directors Equity Plan	3,435	4	39,371	-	-	-	-	39,375

Amortization of non-employee stock options	-	-	54,917	-	-	-	-	54,917

Issuance of common stock through private
placement for cash, net of expenses	1,349,839	1,350	13,817,500	-	-	-	-	13,818,850

Issuance of common stock in connection
with asset purchase	40,410	40	351,645	-	-	-	-	351,685

Tax benefit from stock option exercises	-	-	7,000	-	-	-	-	7,000

Net Income	-	-	-	3,885,545	-	-	-	3,885,545

Unrealized holding gains on securities
available for sale	-	-	-	-	(14,401)	-	-	(14,401)
Balances - November 30, 2005, restated	16,804,846	$ 16,805	$ 51,219,617	$ (24,118,472)	$ (21,039)	22,000	$ (75,625)	$ 27,021,286

Exercise of stock options and warrants	46,245	47	131,612	-	-	-	-	131,659

Issuance of common stock in connection
with Directors Equity Plan	7,448	7	41,548	-	-	-	-	41,555

Stock compensation expense - employees	-	-	2,040,318	-	-	-	-	2,040,318

Net Loss	-	-	-	(14,236,224)	-	-	-	(14,236,224)

Unrealized holding gains on securities
available for sale	-	-	-	-	16,277	-	-	16,277
Balances - November 30, 2006, restated	16,858,539	$ 16,859	$ 53,433,095	$ (38,354,696)	$ (4,762)	22,000	$ (75,625)	$ 15,014,871

Exercise of stock options and warrants	161,243	161	420,758	-	-	-	-	420,919

Issuance of common stock in connection
with Directors Equity Plan	23,177	23	86,100	-	-	-	-	86,123

Stock compensation expense - employees	-	-	618,523	-	-	-	-	618,523

Net Loss	-	-	-	(11,252,361)	-	-	-	(11,252,361)

Unrealized holding gains on securities
available for sale	-	-	-	-	4,762	-	-	4,762
Balances - November 30, 2007	17,042,959	$ 17,043	$ 54,558,476	$ (49,607,057)	$ -	22,000	$ (75,625)	$ 4,892,837

QMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended November 30,

	2007	Restated 2006	Restated 2005

Cash flows from operating activities
Net (loss) income	$(11,252,361)	$(14,236,224)	$3,885,545
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities
Loss from discontinued operations	6,622,497	4,740,861	1,123,288
Gain from sale of discontinued operations	(216,952)	-	-
Loss on sale of investments	25,548	-	6,584
Loss in operations of joint venture	4,547	77,365	847,830
Depreciation and amortization	1,155,132	879,379	624,426
Provision for loss on accounts receivable	49,231	18,830	57,159
Tax benefit from stock option exercises	-	-	7,000
Stock compensation expense	86,123	41,555	39,375
Share-based compensation	585,750	1,899,490	-
Amortization of non-employee stock options	-	-	54,917
Amortization of bond discounts and premiums	518	(42,097)	(80,455)
(Increase) decrease in
Accounts receivable	1,218,764	1,817,243	(970,081)
Prepaid expenses and other current assets	(176,332)	136,997	46,742
Increase (decrease) in
Accounts payable and accrued liabilities	(962,270)	1,314,699	550,433
Contract billings in excess of revenues	(1,199,043)	379,871	(229,310)
Other, net	12,786	(91,779)	41,089
Discontinued operations	(8,698,946)	(4,852,981)	(628,582)
Total adjustments	(1,492,647)	6,319,433	1,490,415
	(12,745,008)	(7,916,791)	5,375,960
Cash flows (used in) investing activities
Proceeds from sale of securities available for sale	9,415,647	12,059,995	10,001,013
Purchase of securities available for sale	(889,425)	(1,200,642)	(27,192,684)
Capital expenditures	(71,443)	(258,014)	(148,311)
Product development software expenditures	(325,311)	(1,176,524)	(477,200)
Cash paid for acquisition	-	-	(522,450)
Investment in joint venture	19,156	(91,951)	(959,179)
Discontinued operations	3,124,113	(3,128,175)	-
	11,272,737	6,204,689	(19,298,811)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	-	-	13,818,850
Proceeds from exercise of stock options
and warrants	420,919	131,659	987,645
Payments on capital leases	(65,879)	(144,962)	(137,082)
	355,040	(13,303)	14,669,413

Net change in cash and cash equivalents	(1,117,231)	(1,725,405)	746,562

Cash and cash equivalents – beginning	2,313,261	4,038,666	3,292,104

Cash and cash equivalents – ending	$1,196,030	$2,313,261	$4,038,666

Cash paid during the period for:
Interest	$9,342	$19,314	$27,294
Income taxes	12,749	111,939	338,390

Non-cash investing activities:
Capital leases entered into during the period	$78,603	$-	$93,071
Issuance of 40,410 shares of common stock in
connection with acquisition	$-	$-	$351,685

QMED, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 - Basis of Presentation and Description of Business

Nature of Business

QMed, Inc. (the "Company”) operates in the disease-management services industry. The Company and Interactive Heart Management Corp. (“IHMC”), a wholly owned subsidiary, provide disease management services to health plans nationwide. In April 2005, the Company acquired Positive Directions, Inc., (formerly Health e Monitoring, Inc.), a wholly owned subsidiary, to provide wellness and weight management programs. In 2005, the Company established QMedCare, Inc., a wholly owned subsidiary, to assist in providing specialty managed care services to chronically ill Medicare recipients under a Special Needs Plan (“SNP”) agreement with DAKOTACARE, an HMO in South Dakota. In 2006, the Company established QMedCare of New Jersey, Inc., a wholly owned subsidiary and a licensed HMO in New Jersey providing specialty managed care services to chronically ill Medicare Beneficiaries under a second SNP.

Discontinued Operations

Medical Equipment

On October 5, 2007 the Company entered into an Acquisition Agreement pursuant to which it sold its medical equipment business to Innovative Diagnostics, Inc., (“IDX”) an unaffiliated third party (“Purchaser”). The sale includes all inventory, property, furniture, fixtures and equipment from the equipment business and includes the Patent, intellectual property and rights in the 510K filing with the U.S. Food and Drug Administration (“FDA”) that pertains to the Monitor-One tehnology. In consideration for the sale, IDX paid the purchase price of $230,000 during October 2007 resulting in a gain of $216,952. The parties also simultaneously entered into a Patent License Agreement whereby IDX will license back to the Company, certain rights under the Patent for continuing the use of the Monitor-One STRX in the Company’s disease management business.

Special Needs Plans

On November 2, 2007 the Company announced it was unable to raise adequate capital to support both its operational needs and statutory reserve requirements and, as a result, was disengaging from Special Needs Plan related activity in South Dakota. Additionally, the Company announced it will be working to transition or conclude involvement in its New Jersey Special Needs Plan.

In March 2008, the Company executed a settlement agreement with DAKOTACARE settling any liability in connection with its activities, including but not limited to; Incurred But Not Reported and Paid (IBNP) claims of approximately $7.5 million associated with the HeartLine Plus SNP in South Dakota, outstanding invoices for TPA services rendered of approximately $220,000. The Company has agreed to pay DAKOTACARE $750,000 for a full release of any and all liabilities related to the SNP and additional liabilities of approximately $380,000. Based on this settlement agreement, management believes the Company has no further liability. In addition, the Company recorded an impairment charge related to product software development of approximately $445,000 and expensed approximately $400,000 of prepaid broker commissions related to 2007 enrollment. As a result of the settlement, the Company had a decrease in its estimated liability of approximately $6.5 million primarily attributable to a decrease in its IBNP in the fourth quarter of fiscal 2007, which is reflected as part of discontinued operations.

Accordingly, the sale of the equipment business and all Special Needs Plans activity and their results of operations have been classified as discontinued operations in this financial statement. As a result, our financial statements for the years 2006 and 2005 have been restated to reflect the equipment and Special Needs Plans as discontinued operations in our consolidated balance sheet, statements of operations and cash flows. Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented.

Note 1 - Basis of Presentation and Description of Business (continued)

The following is a summary of financial information of our discontinued and continuing operations for the 2007, 2006 and 2005 fiscal years:

Year Ended November 30, 2007
Discontinued
Revenue	$ 31,747,935
Cost of revenue	30,635,680
Gross profit	1,112,255

Selling, general and administrative expenses	8,044,389

(Loss) from operations	(6,932,134)

Interest expense	(49)
Interest income	310,206
Loss in operations of joint ventures	-
Other income	-
Discontinued operations – gain on sale	216,952

Loss before income tax provision	(6,405,025)

Provision for income taxes	(520)

Loss from discontinued operations	$ (6,405,545)

	Year Ended November 30, 2006
	Consolidated (As Originally Reported)	Discontinued	Continuing
Revenue	$ 9,881,053	$ 1,744,748	$ 8,136,305
Cost of revenue	6,383,691	1,619,255	4,764,436
Gross profit	3,497,362	125,493	3,371,869

Selling, general and administrative expenses	18,895,902	4,939,959	13,955,943

(Loss) from operations	(15,398,540)	(4,814,466)	(10,584,074)

Interest expense	(19,314)	-	(19,314)
Interest income	771,137	74,625	696,512
Loss in operations of joint ventures	(77,365)	-	(77,365)
Other income	450,000	-	450,000

(Loss) before income tax benefit	(14,274,082)	(4,739,841)	(9,534,241)

Benefit (provision) for income taxes	37,858	(1,020)	38,878

Net (loss)	$ (14,236,224)	$ (4,740,861)	$ (9,495,363)

Note 1 - Basis of Presentation and Description of Business (continued)

Discontinued Operations (continued)

	Year Ended November 30, 2005
	Consolidated (As Originally Reported)	Discontinued	Continuing
Revenue	$ 22,146,496	$ 188,807	$ 21,957,689
Cost of revenue	7,510,894	177,645	7,333,249
Gross profit	14,635,602	11,162	14,624,440

Selling, general and administrative expenses	10,043,684	1,134,450	8,909,234

Income (loss) from operations	4,591,918	(1,123,288)	5,715,206

Interest expense	(27,294)	-	(27,294)
Interest income	441,353	-	441,353
Loss in operations of joint ventures	(847,830)	-	(847,830)
Other income	3,486	-	3,486

Income (loss) before income tax provision	4,161,633	(1,123,288)	5,284,921

Gain on sale of state tax benefits	115,912		115,912
Provision for income taxes	(392,000)	-	(392,000)

Net income (loss)	$ 3,885,545	$ (1,123,288)	$ 5,008,833

The following is a summary of the balance sheet amounts related to discontinued operations:

	November 30,
	2007	2006

Assets
Cash and cash equivalents	$ 2,773,895	$ 726,434
Investments	-	2,320,290
Restricted cash	2,975,093	705,881
Accounts receivable, net	79,372	201,681
Inventory	-	36,631
Prepaid expenses and other current assets	291,071	60,891
Property and equipment, net	7,061	49,341
Product software development costs, net	-	52,656
Other assets	-	3,000
Total assets – discontinued operations	$ 6,126,492	$ 4,156,805

Liabilities
Accounts payable and accrued liabilities	$ 629,486	$ 773,690
Medical claims payable	2,667,736	364,830
Accrued salaries and commissions	62,123	58,738
Deferred revenue	592,826	16,583
Income taxes payable	250	925
Total liabilities – discontinued operations	$ 3,952,421	$ 1,214,766

Going Concern

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to raise additional capital or obtain other sources of financing in the immediate future necessary to meet its obligations and continue operations.

Note 1 - Basis of Presentation and Description of Business (continued)

Going Concern (continued)

During the year ended November 30, 2007, the Company incurred net losses totaling $11,252,361 and utilized cash in operating activities of $12,745,008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it will have to cease business altogether.

Management’s plan is to raise additional capital through a variety of fund raising methods including the potential sale of its assets, which may include the sale of assets and to pursue all available financing alternatives as necessary to fund operations. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations.

Summary of Significant Accounting Policies

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

Accounts Receivable

Accounts receivable primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Included in accounts receivable are unbilled balances totaling approximately $47,000 and $104,000 at November 30, 2007 and 2006, respectively.

Note 1 - Basis of Presentation and Description of Business (continued)

Summary of Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets consists of unrealized gains on securities, net of income tax.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2007 and 2006, because of the relative short maturity of these instruments. The carrying value of leases payable approximated fair value at November 30, 2007 and 2006, based upon current rates for the same or similar instruments.

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

Impairment of Intangible Assets (continued)

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

Note 1 - Basis of Presentation and Description of Business (continued)

Summary of Significant Accounting Policies (continued)

Revenue Recognition – Disease Management

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and have typically provided that a portion of the Company’s fees may be “performance-based”. As of November 30, 2007, the Company does not have any fee risk based contracts. Performance-based contracts have varying degrees of risk associated with the Company’s ability to deliver the guaranteed financial cost savings or certain clinical meausres. In some cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company’s performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

The Company determines its level of performance at interim periods based on medical claims data, achievement of enrollment targets or other data required to be supplied by the health plan. In the event these interim performance measures indicate that performance targets are not being met or sufficient data is unavailable, fees subject to refund and not covered by reinsurance are not recorded as revenues but rather are recorded as a current liability entitled “contract billings in excess of revenues.” Under performance based arrangements, the ability to make estimates at interim periods can be challenging due to the inherent nature of the medical claims process and the claims lag time associated with it. In most cases, paid claims data is not available until up to six months after claims are incurred. Although interim data measurement is indicative of performance objectives, actual results could differ from those estimates. As of November 30, 2007 and 2006, based on information and data available, the Company has deferred approximately $197,000 and $1,396,000 of revenue, respectively, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts.

During the fiscal year ended November 30, 2007, approximately 95% of disease management services were derived from five health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2006, approximately 63% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues. During the fiscal year ended November 30, 2005, approximately 69% of disease management services were derived from three health plans that each comprised more than 10% of the Company’s revenues.

Note 1 - Basis of Presentation and Description of Business (continued)

Summary of Significant Accounting Policies (continued)

(Loss) Earnings Per Share

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

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 will not have a material impact on our financial position or results of operations.

Note 1 - Basis of Presentation and Description of Business (continued)

Summary of Significant Accounting Policies (continued)

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 will not have a material impact on our financial position or results of operations.

Note 2 - Investments in Securities

There were no investments in securities available for sale as of November 30, 2007. Investments in securities available-for-sale as of November 30, 2006 were as follows:

		Market	Unrealized
	Cost	Value	(Loss)
2006
Corporate debt securities	$8,552,287	$8,547,525	$(4,762)

During the years ended November 30, 2007 and 2006, the Company sold available for sale securities for approximately $9,416,000 and $12,060,000, respectively, resulting in losses of approximately $25,548 and $0, respectively.

Note 3 - Property and Equipment

	November 30,
	2007	2006
Machinery and equipment	$18,514	$425,497
Furniture and fixtures	1,140,060	1,139,109
Office equipment	2,339,680	2,004,411
Leasehold improvements	154,496	154,496
Equipment held under capital leases	171,673	373,480
	3,824,423	4,096,993
Less accumulated depreciation and
amortization	(3,107,194)	(3,157,005)
Property and equipment - net	$717,229	$939,988

At November 30, 2007 and 2006, the equipment under the capital leases had net book values of approximately $118,000 and $189,000, respectively. Depreciation expenses were approximately $373,000, $376,000 and $363,000 for 2007, 2006 and 2005, respectively.

Note 4 - Product Software Development Costs

During the years ended November 30, 2007 and 2006, the Company capitalized approximately $325,000 and $1,177,000 in product software development costs, respectively. These costs are amortized over their estimated useful lives, between two to five years.

During the years ended November 30, 2007, 2006 and 2005, amortization costs related to product software development costs were approximately $608,000 and $285,000 and $174,000, respectively. Accumulated amortization was $1,508,266 and $900,754 at November 30, 2007 and 2006, respectively. Estimated amortization expense is $582,000, $542,000, $358,000, $252,000 and $35,000 for the next five fiscal years, respectively.

Note 5 – Acquired Intangibles

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

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Direction’s existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the company has no obligation to release these shares. Pursuant to FAS No. 141 the direct costs to acquire DMT have been allocated to the assets acquired based upon an independent appraisal and the contingent consideration will be recorded if and when it becomes due and payable.

Note 5 – Acquired Intangibles (continued)

The following table summarizes the estimated fair value of the assets acquired and their balances as of November 30,:

2007	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(253,766)	$229,597	5
Acquired technology	46,307	(24,311)	21,996	5

DMT:
Software and contents	299,348	(129,717)	169,631	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(452,911)	$421,224

2006	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(157,093)	$326,270	5
Acquired technology	46,307	(15,050)	31,257	5

DMT:
Software and contents	299,348	(69,848)	229,500	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(287,108)	$587,027

During the year ended November 30, 2007, amortization expense related to the covenant not to compete, acquired technology and software and contents, was $96,673, $9,261, and $59,869, respectively. During the year ended November 30, 2006, amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $96,673, $9,261, $59,870 and $43,016, respectively. During the year ended November 30, 2006, the company recorded an impairment charge within selling, general and administrative expenses of approximately $32,000 related to a write down of assembled workforce. Estimated amortization expense is $166,000 for fiscal years 2008 and 2009 and $90,000 for the fiscal year thereafter.

Note 6 - Investment in Joint Ventures

The Company had a 50% interest in HeartMasters, L.L.C. (“HM”). The management agreement provided for profits and losses to be allocated based on the Company’s 50% interest. As of November 30, 2006, the Company had recorded losses to date of approximately $1,799,000 bringing the investment in the joint venture to zero. This joint venture was not a variable interest entity and therefore was not required to be consolidated under the provisions of FIN 46R. In December 2005, this joint venture was dissolved.

Note 6 - Investment in Joint Ventures (continued)

The unaudited summary financial information for HM as of and for the period ended November 30, is as follows:

November 30,
2006
Balance Sheet
Current assets	$ -
Liabilities	-
Capital	$ -

Statements of operations
Revenues	$ -
Operating expenses	(2,098)
Net loss	$ (2,098)

The Company had a 33.33% interest in HealthSuite Partners, LLC (“HSP”). The management agreement provided for profits and losses to be allocated based on the Company’s 33.33% interest. As of November 30, 2007, the Company has recorded losses to date of approximately $234,000 bringing its investment in this joint venture to $0. This joint venture was not a variable interest entity and therefore was not required to be consolidated under the provisions of FIN 46. In November 2007, this joint venture was dissolved. As of November 30, 2006, approximately $790,000 was due from this joint venture which was included in accounts receivable.

The unaudited summary financial information for HSP as of and for the period ended November 30, is as follows:

	2007	2006
Balance Sheet
Assets	$-	$1,555,056
Liabilities	-	1,495,079
Capital	$-	$59,977

Statements of operations
Revenues	$1,984,676	$7,081,755
Operating expenses	1,971,934	7,218,812
Net profit (loss)	$12,742	$(137,057)

Note 7- Accounts Payable and Accrued Liabilities

	November 30,
	2007	2006
Accounts payable - trade	$730,165	$990,291
Insurance premiums payable	99,385	79,124
Professional fees payable	330,615	526,316
Accrued severance payable, current	332,002	323,776
Other accrued expenses - none in
excess of 5% of current liabilities	115,673	134,026
	$1,607,840	$2,053,533

Note 8 - Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of November 30, 2007 and 2006, there was $12,900 and $47,005 outstanding under these provisions.

Note 9 - Line of Credit

On September 11, 2001, the Company entered into a loan agreement with Wachovia Bank, N.A., formerly First Union National Bank, for a $1 million line of credit. The annual interest rate is the lower of the bank's prime rate minus 1% or the LIBOR Market Index Rate plus 1.5%. The line is collateralized by securities owned by the Company and expires on September 1, 2006. The line of credit was extended for 90 days however management decided not to renew the line of credit and requested a release of the collateral. Borrowings under this line of credit were $-0- at November 30, 2007 and 2006.

Note 10 - Capital Lease Obligations

The Company has entered into various capital leases for equipment expiring through October 2010, with aggregate monthly payments of approximately $5,200.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2007:

For the Years Ending November 30,
2008	$44,339
2009	27,826
2010	23,188
Total minimum lease payments	95,353
Less amount representing interest (4%-10%)	(5,103)
Present value of net minimum lease payments	90,250
Less current maturities	41,116
Long-term maturities	$49,134

Note 11 – Accrued Severance Payable

On November 28, 2006, the Company announced that its CEO was appointed as a special advisor to the Board for Strategic Development and Expansion Issues. He will continue to be a director of the Company, but will no longer serve in the capacity as either the CEO or the President of the Company.

As a result, the Company incurred certain obligations under the terms of the employment agreement. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As of November 30, 2007, the Company has recorded $641,260 representing the present value of these obligations using an interest rate of 4% of which $332,002 is recorded as current and $309,258 is long term. At November 30, 2006, the Company had recorded $943,419 of which $323,776 was recorded as current and $619,643 was long term. The Company had a payment due on December 28, 2007 in the amount of $310,000, which was not made due to the limited financial resources to continue as a going concern. Should the Company obtain adequate financing, the payment will be made upon closing of such transaction.

Note 12 - Income Taxes

The federal and state income tax provision (benefit) allocable to the consolidated statements of income and balance sheet line items was as follows:

	2007	2006	2005

Continuing operations	$23,895	$(38,878)	$392,000
Discontinued operations	520	1,020	-
	$24,415	$(37,858)	$392,000

Income tax (benefit) expense is made up of the following:

	2007	2006	2005

Federal income tax	$ -	$ -	$ 87,000
State income (benefit) tax	24,415	(37,858)	305,000
Total current	$24,415	$(37,858)	$392,000

For November 30, 2006, the current state tax provision of $18,000 was offset by a refund of state taxes of approximately $56,000 received in fiscal 2006.

The effective tax rate varied from the statutory rate as follows:

	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
Share based compensation expense	(.72%)	(2.12%)	-
State income tax, net of federal
benefit	(.14%)	.31%	2.3%
Certain non-deductible expenses	(.09%)	(0.29%)	0.5%
Other	(.01%)	(0.23%)	-
Effect on net operating loss
carryforward and valuation allowance	(33.25%)	(31.4%)	(27.4%)
	(.21%)	.27%	9.4%

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at November 30, 2007 and 2006, follow:

	November 30,
Current assets and libilities	2007	2006
Allowance for doubtful accounts	$ 24,000	$ 24,000
Inventory reserve	-	44,000
Inventory overhead capitalization	-	24,000
Deferred warranties	-	5,000
Accrued expenses	-	269,000
	24,000	366,000
Valuation allowance	(24,000)	(366,000)
Net current deferred tax asset (liability)	$ -	$ -

Note 12 - Income Taxes (continued)

	November 30,
Noncurrent assets and libilities	2007	2006
Depreciation and amortization	$ 90,000	$ (44,000)
Accrued expenses	-	124,000
Investments	(26,000)	-
Net operating loss carryforward	17,080,000	12,423,000
Research and development credit carryforward	82,000	82,000
Alternative minimum tax credit carryforward	-	76,000
Stock compensation	123,000	124,000
Share based compensation expense	582,000	460,000
Charitable contributions	3,000	-
	17,934,000	13,245,000
Valuation allowance	(17,934,000)	(13,245,000)
Net noncurrent deferred tax asset (liability)	$ -	$ -

The Company has cumulative pre-tax losses through fiscal 2007 for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. Given the recent terminated contracts and the start up costs associated with the new business segments, there can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $17,958,000 and $13,611,000 as of November 30, 2007 and 2006, respectively.

As of November 30, 2007, the Company has available the following federal net operating loss carryforwards for tax purposes of $40,799,000 beginning to expire in 2010 through 2022.

The Company has net operating loss carryforwards for state tax purposes of approximately $37,274,000 expiring at various times from fiscal years ending 2008 through 2021. The utilization of these net operating loss carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and ownership changes.

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

Note 13 - Stockholders' Equity (continued)

2003 Outside Directors Equity Plan

The Company has adopted an Outside Directors Equity Plan to better enable the retention and attraction of qualified outside directors to serve on the Company’s Board of Directors. The plan requires up to 250,000 shares to be authorized for issuance under the plan and is designed to allow outside directors the option to receive a portion of their fees in the form of the Company’s common stock in lieu of cash, and 15,000, 47,000 and 12,500 options were issued to Directors during the years ended November 30, 2007, 2006 and 2005, respectively. As of November 30, 2007, 205,000 shares remain available for issuance under the plan.

Stock Options and Warrants

The QMed, Inc. 1999 Equity Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards up to 1,000,000 shares of the Company's common stock to be granted to employees and consultants of the Company until September 2009. The Plan also provides for Director Non-Qualified stock options to be granted to directors of the Company (other than directors who are also officers or employees of the Company). The Plan was amended by a vote of stockholders on May 22, 2002 to increase the number of shares available for awards from 1,000,000 to 2,000,000. At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At November 30, 2007, the Company has reserved approximately 1,318,000 shares for future equity grants.

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

The QMed, Inc. 1990 Employee Stock Incentive Plan provides for stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 1,000,000 shares of the Company's common stock to be granted to employees of the Company until October 2000. Currently, there are no shares of the Company's common stock reserved for future equity grants from this plan.

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

For the year ended November 30, 2005, the Company recorded compensation expense under APB No. 25 of approximately $55,000. This expense resulted from the grant of stock options to directors of the Company in June 2004 and September 2005. The Company recognized compensation expense related to these stock options on a straight-line basis over the vesting period.

Note 13 - Stockholders' Equity – (continued)

Stock Options and Warrants (continued)

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

For the year ended November 30, 2007, we recognized share based compensation cost of $585,750, which consisted of $68,701 in cost of services and $469,015 in selling, general and administrative expenses and $48,034 in research and development, respectively.

For the year ended November 30, 2006, we recognized share-based compensation cost of $1,899,490, which consisted of $153,414 in cost of services and $1,667,585 in selling, general and administrative expenses and $78,491 in research and development, respectively. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), loss before income taxes and net loss for the year ended November 30, 2007 and 2006 totaling $585,750 and $1,899,490, respectively, were lower than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the year ended November 30, 2007 and 2006 was $.03 and $.11, respectively, per share.

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the years ended November 30, 2007 and 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended November 30, 2005.

Note 13 - Stockholders' Equity – (continued)

Stock Options and Warrants (continued)

2005
Net (loss) income, as reported	$3,885,545

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(1,251,561)

Pro forma net income (loss)	$2,633,984

Weighted average common shares outstanding	16,465,178

Dilutive effect of stock options and warrants	1,991,923

Diluted shares outstanding	18,457,101

Income (loss) per share:

Basic, as reported	$0.24

Basic, pro forma	$0.16

Diluted, as reported	$0.21

Diluted, pro forma	$0.14

Potentially dilutive options and warrants to purchase 39,219, 1,418,726, and -0- shares of the common stock were outstanding as of November 30, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 1,053,643, 892,556, and 6,562 shares of common stock were outstanding as of November 30, 2007, 2006 and 2005, respectively but were also not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares, and would have been anti-dilutive.

As of November 30, 2007, there was $1,318,667 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of1.6 years.

For the years ended November 30, 2007 and 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

Note 13 - Stockholders' Equity – (continued)

Stock Options and Warrants (continued)

For the year ended November 30, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for the years ended November 30, 2007, 2006 and 2005:

	2007	2006	2005
Weighted Average
fair value of options granted
during the year	$2.54	$9.68	$9.92

Risk-free interest rate	4.6%	4.5%	5.0%
Expected volatility	66.9%	64.6%	65.8%
Dividend yield	-	-	-
Expected life	4 years	4 years	5.5 years

A summary of option activity as of November 30, 2007 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at December 1, 2006	2,022,983	$7.43
Granted	649,000	5.20
Exercised	(137,941)	2.77
Forfeited or expired	(889,714)	7.21

Outstanding at November 30, 2007	1,644,328	$7.07	6.2	$ -

Exercisable at November 30, 2007	1,108,344	$7.27	4.8	$ -

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended November 30, 2007, 2006 and 2005 was $265,049, $71,287 and $1,351,057, respectively. The total fair value of options vested during the year ended November 30, 2007 and 2006 was $1,271,656 and $2,092,968, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the years ended November 30, 2007, 2006 and 2005 was $420,919, $131,659 and 987,645, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the years ended November 30, 2007 and 2006. A $7,000 benefit was recorded for the year ended November 30, 2005.

As of November 30, 2006, the Company also has 1,672,522 stock warrants outstanding at a weighted average exercise price of $1.85. As of December 1, 2005, the adoption date of Statement 123(R), these warrants were exercisable; therefore, no expense has been recognized in the current period. During the fourth quarter of fiscal 2007, 23,302 warrants were exercised at an exercise price of $1.67 per share. As of November 30, 2007, the warrants are no longer outstanding as the warrants expired in November 2007.

Note 14 - Retirement Plan

The Company has a 401(k) plan which allows its employees to set aside a part of their earnings, tax deferred, to be matched by the Company as determined each year by resolution of the Board of Directors. During the years ended 2007, 2006 and 2005, the Company matched $.25 for each dollar up to 6% of an employee's contribution on a monthly basis, which amounted to approximately $63,000, $83,000 and $74,000, respectively.

Note 15 - Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancellable operating leases expiring through September 2009. Management is currently negotiating with the landlord to reduce the office space to meet our present needs. Monthly payments under the current leases are approximately $49,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2007.

For the Years Ending
November 30

2008	$588,000
2009	1,583,000
2010	458,000
2011	-
2012	-
Thereafter	-
Total minimum payments required	$2,629,000

Rent expense for the years ended November 30, 2007, 2006 and 2005 was approximately $491,000, $495,000 and $467,000, respectively.

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

Note 15 - Commitments and Contingencies (continued)

Litigation (continued)

On January 30, 2006, the Company filed an action against Healthcare First, a division of Gallagher Insurance Services, Inc., and of Arthur J. Gallagher & Co. (“HCF”), seeking recovery in the amount of approximately $3,700,000 against the financial intermediary/broker involved in obtaining the insurance policies from Centre Insurance, which were the subject of the prior proceeding against Centre. Following a mediation process, the matter was resolved on terms including a payment to the Company of $400,000, which was received in June 2007 and has been reflected as other income for the year ended November 30, 2007.

On November 21, 2005, the Company brought an arbitration proceeding against Alere Medical Incorporated (“Alere”), seeking damages and an award for unjust enrichment of approximately $17,000,000, on allegations that Alere materially misled and misrepresented to the Company, its intentions to enter into long-term agreements with the Company for the provision of disease management services.

In the arbitration, Alere counterclaimed, asserting that, under a seventh agreement between the parties, there was no obligation to enter into a long term agreement, and thus, claimed Alere, the Company’s claims were not well founded and Alere is allegedly entitled to damages for breach of the duty of good faith and fair dealing, as well as its attorneys’ fees. Alere also filed a lawsuit in state court, in the Second Judicial District Court of Nevada, Washoe County, seeking esssentially the same relief. Damages were sought by Alere in an unspecified amount stated to be in excess of $40,000.

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion. This amount has been reflected as other income for the year ended November 30, 2007.

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

Major Customers

The Company had five major customers during 2007, two major customers during 2006 and three major customers during 2005 and 2004. Major customers were considered to be those who account for more than 10% of total revenue. The major customers accounted for approximately 95%, 63% and 69% for 2007, 2006 and 2005, respectively.

During fiscal 2008, the Company anticipates one contract to comprise approximately 40% of total revenues. This contract has an expiration date of June 3, 2008 and the Company is currently negotiating a contract renewal however no assurance can be given that such negotiations will be successful.

In a letter dated October 4, 2006, the Company was notified by HealthSuite Partners, a joint venture with Alere Medical, Airlogix and the Company, that the HealthSuite Partners contract with HealthPartners, a Minnesota managed care organization, would not be extended beyond April 5, 2007.

Note 16 – Sale of Intellectual Property

On May 22, 2006 the Company entered into an agreement to amend a certain patent license agreement with a third party resulting in the sale of the patent for $450,000. The Company received the proceeds from the sale on May 26, 2006. Accordingly, the proceeds from the transaction were recorded within other income.

Note 17 – Fourth Quarter Adjustments

In March 2008, the Company executed a settlement agreement with DAKOTACARE settling any liabilty in connection with ts activities including but not limited to; Incurred But Not Reported and Paid (IBNP) claims of approximately $7.5 million associated with the HeartLine Plus SNP in South Dakota and outstanding invoices for TPA services rendered of approximately $220,000. The Company as agreed to pay DAKOTACARE $750,000 for a full release of any and all liabilities related to the SNP and additional liabilities of approximately $380,000. Based on this settlement agreement, management believes the Company has no further liability. In addition, the Company recorded an impairment charge related to product software development of approximately $445,000 and expensed approximately $400,000 of prepaid broker commissions related to 2007 enrollment. As a result of the settlement, the Company had a decrease in its estimated liability of approximately $6.5 million primarily attributable to a decrease in its IBNP in the fourth quarter of fiscal 2007, which is reflected as part of discontinued operations.

During the fourth quarter, the Company completed a reconciliation under its joint venture’s contract with HealthPartners, which reflected the achievement of targeted performance measures. As a result, during the fourth quarter of fiscal 2007, the Company recognized approximately $169,000 of previously deferred revenue under this contract with HealthPartners.

Note 18 - Subsequent Events

In February 2008, the Company negotiated a contingent settlement agreement with a vendor for consulting services rendered in 2007. The Company agreed to pay the vendor 45% of the outstanding amount of approximately $545,000 should the Company obtain adequate financing. If the Company cannot obtain adequate financing, the liability will revert back to the full amount due. The financial statements do not include any adjustment related to this agreement.

On December 18, 2007, the Company received a Nasdaq Staff Deficiency Letter from Nasdaq, on which the Company’s common stock is listed (“Nasdaq”). The letter indicated that for the last 30 business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement of Nasdaq for continued listing set forth in Marketplace Rule 4350(c)(4). The Letter also stated that the Company had been provided a cure period by Nasdaq until June 16, 2008 in order for the Company to become compliant again with Nasdaq’s Marketplace Rules.

If the Company has not regained compliance by the end of the cure period, Nasdaq rules require its staff to determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4350(c), except for the bid price requirement. According to the Letter, if at that time the Company meets the initial listing criteria, the Nasdaq staff will notify the Company that it will be granted an additional 180 calendar day compliance period. However, if the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Listing Qualifications Panel.

Note 18 - Subsequent Events (continued)
Additionally, the Company had received a second letter from Nasdaq indicating the Company does not meet the majority independent director and audit committee composition requirements as set forth in Marketplace Rules 435(c)(1) and 435(d)(4), respectively. Consistent with Marketplace Rules 435(c)(1) and 435(d)(4), NASDAQ has provided the Company a cure period in order to regain compliance as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or November 12, 2008; or (2) if the next annual shareholders’ meeting is held before May 12, 2008, then the Company must evidence compliance no later then May 12, 2008. In the event the Company does not regain compliance by the required date, Nasdaq rules require Staff to provide written notification to the Company that its securities will be delisted.

On March 20, 2008, the Company entered into an agreement with the former CEO of the Company, a former director of the company and a third individual (the “Investors”), to receive up to $750,000 in working capital. The financing is structured to provide $375,000 to the Company at closing, with an additional $375,000 to be deposited into an escrow account, which could be released at the Company’s request, in two stages, upon achieving certain milestones in connection with the possible sale of the Company or its assets, within certain specified time frames. Either the Company, on reaching the milestones, or such investors, may require the release of such funds to the Company. The loan proceeds plus interest, together with up to $620,000 in severance obligations owed to the former CEO, will be secured by substantially all assets of the Company, other than securities and other investment property. As noted above, the former CEO has agreed to forbear on his severance obligations of up to $620,000, until the earlier of January 15, 2009 and the closing of either an asset or stock sale.

At the closing of this financing, the Company will issue to the Investors warrants to acquire up to 19.9% of the Company’s common stock at an exercise price of $.001 per share; of which, warrants to purchase up to 9.95% of the Company’s common stock will immediately be exercisable, with the balance becoming exercisable in proportion to the remaining proceeds in the escrow being released to the Company. The investors will be entitled, in the case of a sale or exchange of all or, under certain circumstances, a majority of the outstanding shares, or an issuance of new shares constituting a majority of the outstanding shares, or a sale of all or substantially all of the Company’s assets, to receive, either from the Company or by virtue of the transaction itself, the consideration payable in connection with the transaction on the shares underlying their warrants, or if no consideration is payable with respect to the shares in the transaction (such as in a new issuance of shares or in certain asset sale transactions), the market value of the shares after giving effect to the transaction, in each case net of the exercise price of the warrants. Pursuant to the transaction, the Investors have the right to have two observers present at Board Meetings.

The staff at Nasdaq has informed the Company verbally that they are of the opinion that, even though the director of the Company involved in the transaction resigned on March 18, 2008, this transaction would violate a NASDAQ rule unless shareholder approval was obtained, as the issuance of warrants in the transaction may be deemed compensation. Due to the Company’s need for working capital, and that the Company is already in receipt of delisting letters from NASDAQ, the Company has decided to proceed with the transaction without seeking shareholder approval. As a result, the Company’s shares may be delisted by Nasdaq. The Company has not yet determined whether it will appeal Nasdaq’s or its staff’s determination.

Note 19 - Selected Quarterly Financial Data (Unaudited)

Amounts have been restated as a result of discontinued operations consisting of the Special Needs Plans in New Jersey and South Dakata and the medical equipment business. Selected quarterly financial data shown below has been restated as a result of these discontinued operations.

	For the Quarters Ending 2007
	February 28	May 31	August 31	November 30	Total

Net revenue	$1,728,676	$1,162,143	$828,876	$1,527,094	$5,246,789
Gross profit	997,577	435,366	123,516	949,450	2,505,909
Income (loss) from continuing operations	390,019	(1,726,541)	(2,470,745)	(1,039,549)	(4,846,816)
(Loss) income from discontinued
operations	(1,447,795)	(1,082,656)	(6,730,654)	2,855,560	(6,405,545)
Net (loss) income	(1,057,776)	(2,809,197)	(9,201,399)	1,816,011	(11,252,361)
Basic and diluted income (loss) per share
continuing operations	$0.02	$(0.10)	$(0.14)	$(0.06)	$(0.28)
Basic and diluted loss per share
discontinued operations	(0.08)	(0.07)	(0.40)	0.17	(0.38)
Basic and diluted loss per share	$(0.06)	$(0.17)	$(0.54)	$0.11	$(0.66)

	For the Quarters Ending 2006
	February 28	May 31	August 31	November 30	Total

Net revenue	$3,012,562	$1,569,904	$1,735,896	$1,817,943	$8,136,305
Gross profit	1,260,104	203,731	781,674	1,126,360	3,371,869
Loss from continuing operations	(1,451,030)	(2,279,110)	(2,159,267)	(3,605,956)	(9,495,363)
Loss from discontinued operations	(981,166)	(896,239)	(1,158,134)	(1,705,322)	(4,740,861)
Net loss	(2,432,196)	(3,175,349)	(3,317,401)	(5,311,278)	(14,236,224)
Basic loss per share continuing
operations	$(0.08)	$(0.14)	$(0.13)	$(0.22)	$(0.57)
Basic loss per share discontinued
operations	(0.06)	(0.05)	(0.07)	(0.10)	(0.28)
Basic loss per share	$(0.14)	$(0.19)	$(0.20)	$(0.32)	$(0.85)

	For the Quarters Ending 2005
	February 28	May 31	August 31	November 30	Total

Net revenue	$4,707,067	$5,417,825	$5,457,173	$6,375,624	$21,957,689
Gross profit	2,923,493	3,607,547	3,684,684	4,408,716	14,624,440
Income from continuing operations	870,130	870,796	1,417,320	1,850,587	5,008,833
Income (loss) from discontinued
operations	4,673	195	(424,383)	(703,773)	(1,123,288)
Net income	874,803	870,991	992,937	1,146,814	3,885,545
Basic income per share continuing
operations	$0.05	$0.05	$0.09	$0.11	$0.30
Basic income (loss) per share
discontinued operations	0.01	0.00	(0.03)	(0.04)	(0.06)
Basic income per share	$0.06	$0.05	$0.06	$0.07	$0.24
Diluted income per share continuing
operations	$0.05	$0.05	$0.07	$0.10	$0.27
Diluted income (loss) per share discontinued
operations	0.00	0.00	(0.02)	(0.04)	(0.06)
Diluted income per share	$0.05	$0.05	$0.05	$0.06	$0.21

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to executive officers and directors of the Company will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2007 and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning executive officers is included in Part I of this form under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

Information with respect to executive compensation will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2007 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the ownership of the Company’s securities by certain persons will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2007 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information with respect to transactions with management and others will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2007 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding our relationship with our principal public accountant will be set forth in the Company’s definitive proxy statement which is expected to be filed within 120 days of November 30, 2007 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements.

Description

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2007 and 2006

Consolidated Statement of Operations for each of the three years ended November 30, 2007, 2006 and 2005

Consolidated Statement of Comprehensive Income (Loss) for each of the three years ended November 30, 2007, 2006 and 2005

Consolidated Statement of Stockholder’s Equity for each of

the three years ended November 30, 2007, 2006 and 2005

Consolidated Statement of Cash Flows for each of the three

years ended November 30, 2007, 2006 and 2005

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

(a)(3) The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses:

Sequential
Exhibit	No.	Description	Page No.

2	None

3.1	Amended and Restated Delaware Certificate of Incorporation

 of Q-Med, Inc. as in effect on July 11, 1987 (Exhibit 3.3 to

the Company’s Report on Form 10-Q dated May 31, 1987)	I/B/R

3.2	By-Laws as in effect on July 1, 1987 (Exhibit 3.3 to the
Company’s Report on Form 10-Q dated May 31, 1987)	I/B/R

3.3	Amendment to By-Laws dated December 18, 1997 (Exhibit 3.5
to the Company’s Form 10-K Report dated November 30, 1997)	I/B/R

3.4	Certificate of Amendment to Restated Certificate of

 Incorporation of Q-Med, Inc., dated May 22, 2002 (Exhibit 3.1

to the Company’s Form 10-Q dated May 31, 2002)	I/B/R

    4.1                       Specimen Common Stock Certificate (Exhibit 4.1 to

the Company’s Form 10-K Report dated November 30, 2002)	I/B/R

4.2	Form of Warrant Agreement dated November 16, 1998
(Exhibit 99.6 to the Company’s report on Form 8-K
dated November 16, 1998)	I/B/R

4.3	Form of common stock purchase warrants exercisable at

 $1.67 per share until November 15, 2005 (Exhibit 4.1 to

the Company’s report on Form 8-K dated May 17, 1999)	I/B/R

4.4	Form of common stock purchase warrants exercisable at

 $2.87 per share until November 15, 2005 (Exhibit 4.2 to

the Company’s report on Form 8-K dated May 17, 1999)	I/B/R

4.5	Form of common stock purchase warrants exercisable at
$2.625 per share until November 15, 2005 (Exhibit to 4.2
the Company’s report on Form 8-K dated August 25, 1999)	I/B/R

4.6	Stock Purchase Agreement between QMed, Inc. and Quest
Diagnostics Ventures LLC, dated as of October 21, 2004

(Exhibit 10.1 to the Company’s report on Form 8-K dated

October 21, 2004)	I/B/R

4.7	Registration Rights Agreement between QMed, Inc. and

 Quest Diagnostics Ventures LLC, dated as of October

 21, 2004 (Exhibit 10.2 to the Company’s report on

Form 8-K dated October 21, 2004).	I/B/R

4.8	Securities Purchase Agreement, dated December 6, 2004
(Exhibit 10.1 to the Company’s report on Form 8-K dated
December 6, 2004)	I/B/R

4.9	Form of Additional Investment Right (Exhibit 10.2 to the
Company’s report on Form 8-K dated October 21, 2004).	I/B/R

9.1	Form of Shareholder and Voting Rights Agreement

 between the Company and several stockholders dated

 as of November 16, 1998 (Exhibit 99.4 to the Company’s

report on Form 8-K dated November 16, 1998)	I/B/R

10.1	Q-Med, Inc. 1986 Incentive Stock Option Plan
(Exhibit 10N to the Company’s Registration
Statement No. 33-4499 on Form S-1)**	I/B/R

10.2	Lease dated August 31, 1993 between the Company and

 Alexandria Atrium Associates (Exhibit 28.1 to the

Company’s Form 10-QSB Report dated August 31, 1993)	I/B/R

10.3	Q-Med, Inc. 1997 Equity Incentive Plan (Exhibit 10.11
to the Company’s Form 10-K Report dated November 30, 1998)**	I/B/R

10.4	Form of Registration Rights Agreement between Q-Med,

  Inc. and several stockholders dated as of November 15,

  1998 (Exhibit 99.3 to the Company’s report on Form 8-K

dated November 16, 1998)	I/B/R

     10.5                    Q-Med, Inc. 1999 Equity Incentive Plan (Exhibit 4.1

to the Company’s Registration Statement on Form
S-8 (333-93697) filed December 28, 1999)**	I/B/R

10.6	Limited Liability Agreement of HeartMasters LLC dated
April 14, 2000 (Exhibit 99.1 to the Company’s Form
10-Q Report dated May 31, 2000)	I/B/R

10.7	Trademark and Data License and Services Agreement

  between Interactive Heart Management Corp. and

  HeartMasters, LLC dated April 14, 2000 (Exhibit 99.2

to the Company’s Form 10-Q Report dated May 31, 2000)	I/B/R

10.8	Loan Agreement dated September 11, 2001 between

  First Union National Bank and Q-Med, Inc. (Exhibit

  10.1 to the Company’s Form 10-Q Report dated

August 31, 2001)	I/B/R

10.9	Security Agreement dated September 11, 2001 between
First Union National Bank and Q-Med, Inc. (Exhibit
10.2 to the Company’s Form 10-Q Report dated
August 31, 2001)	I/B/R

10.10	Promissory Note dated September 11, 2001 given to
First Union National Bank by	Q-Med, Inc. (Exhibit
10.3 to the Company’s Form 10-Q Report dated
August 31, 2001)	I/B/R

10.11	First Amendment to the 1999 Equity Incentive Plan
of QMed, Inc. dated May 22, 2002 (Exhibit 10.1 to
the Company’s Form 10-Q dated May 31, 2002)**	I/B/R

10.12	QMed, Inc. 1999 Equity Incentive Plan, as amended
November 1, 2002 (Exhibit 10.13 to the Company’s
Form 10-K Report dated November 30, 2002)**	I/B/R

10.13	Employment Agreement dated September 23, 2002
between QMed, Inc. and Bill Schmitt (Exhibit 10.1
to the Company’s Report on Form 10-Q dated August
31, 2002)**	I/B/R

10.14	Employment Agreement dated as of December 1, 2002
between QMed, Inc. and Michael W. Cox (Exhibit 10.15
to the Company’s Report for the year ended November
30, 2002)**	I/B/R

10.15	QMed, Inc. 2002 Key Employee Bonus Plan (Exhibit
10.16 to the Company’s Report for the year ended
November 30, 2002)**	I/B/R

10.16	Real Property Lease between Donato Hi-Tech Holdings

  IV, Inc. and the Company dated June 19, 2002 (Exhibit

  10.2 to the Company’s Report on Form 10-Q dated

May 31, 2002)	I/B/R

      10.17                  Retainer Agreement between Sommer & Schneider LLP

and the Company dated January 8, 2003 (Exhibit
10.18 to the Company’s Report for the year ended
November 30, 2002)	I/B/R

10.18	Waiver of Benefits under the QMed, Inc. 2002 Key
Employee Bonus Plan dated February 28, 2003 (Exhibit
10.19 to the Company’s Report for the year ended
November 30, 2002)**	I/B/R

10.19	QMed, Inc. 2003 Outside Directors Equity Plan (Exhibit
10.1 to the Company’s Report on Form 10-Q dated
May 31, 2003)**	I/B/R

10.20	Employment Agreement between the Company and Jane
Murray dated April 21, 2003 (Exhibit 10.2 to the Company’s
Report on Form 10-Q dated May 31, 2003)**	I/B/R

10.21	Michael W. Cox Waiver of Salary Increase dated
June 30, 2003 (Exhibit 10.3 to the Company’s Report
on Form 10-Q dated May 31, 2003)**	I/B/R

10.22	Jane Murray Waiver of Salary Increase dated
June 30, 2003 (Exhibit 10.1 to the Company’s Report
on Form 10-Q dated May 31, 2003)**	I/B/R

10.23	Indenture of Trust Dated August 8, 2003 Between QMed,
Inc. and American Stock Transfer and Trust Company.
(Exhibit 10.1 to the Company’s Report on Form 10-Q dated
August 31, 2003)**	I/B/R

10.24	Employment Agreement between Health E. Monitoring Inc.
and K. Randall Burt (Exhibit 10.1 to the Company’s Report
on Form 8-K dated April 9, 2005)**	I/B/R

10.25	Amendment to Employment Agreement between the Company

  and Michael W. Cox (Exhibit 10.1 to the Company’s Report

on Form 8-K dated August 24, 2006)	I/B/R

11	None.

13	None.

16	None.

18	None.

21	Subsidiaries of Registrant	*

22	None.

23	Consent of Amper, Politziner & Mattia, P.C.	*

24	None.

31.1	Certification of Principal Executive Officer of Periodic Report
pursuant to Rule 13a-14a and Rule 15d-14(a).	*

31.2	Certification of Chief Financial Officer of Periodic Report
pursuant to Rule 13a-14a and Rule 15d-14(a).	*

32.1	Certification of Principal Executive Officer and Chief Financial
Officer pursuant to U.S.C. - Section 1350.	*

________

*	Filed herewith

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2008	QMED, INC.

By: /s/ Jane A. Murray__________
Jane A. Murray
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signature	Capacity	Date

/s/ Jane Murray	President,	March 25, 2008
Jane Murray	Chief Operating Officer and Director
(Principal Executive Officer)

/s/ William T. Schmitt, Jr.	Senior Vice President and Chief	March 25, 2008
William T. Schmitt, Jr.	Financial Officer
(Principal Financial Officer)

/s/ Glenn J. Alexander	Controller	March 25, 2008
Glenn J. Alexander	(Principal Accounting Officer)

/s/ A. Bruce Campbell, M.D.	Director	March 25, 2008

A. Bruce Campbell, M.D.

Director	March 25, 2008

Richard I. Levin, M.D.

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL

Schedule II

QMED, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Balance at			Balance at
		Beginning of			End of
		Year	Additions	Write-offs	Year

Allowance for doubtful accounts
	2005	$ 51,850	$ 57,159	$ 33,325	$ 75,684
	2006	75,684	18,830	40,956	53,558
	2007	53,558	49,231	43,809	58,980

Deferred tax valuation allowance
	2005	10,037,000	-	(1,790,000)	8,247,000
	2006	8,247,000	5,364,000	-	13,611,000
	2007	13,611,000	4,347,000	-	17,958,000