Form 10-Q
period 2008-02-29
QMED INC
filed 2008-04-18
CIK 729213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 29, 2008 or

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

The number of shares of the registrant’s common stock outstanding on April 14, 2008: 17,081,668.

QMED, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended February 29, 2008

Part I.

Item 1. Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008	November 30, 2007
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$403,546	$1,196,030
Accounts receivable, net of allowances for doubtful
accounts of $75,100 and $58,980, respectively	399,639	535,810
Prepaid professional fees	203,000	228,000
Prepaid expenses and other current assets	393,595	189,654
Assets related to discontinued operations	4,644,835	6,126,492
	6,044,615	8,275,986

Property and equipment, net	632,239	717,229
Product software development costs, net	1,615,865	1,769,931
Acquired intangibles, net	379,773	421,224
Other assets	135,123	137,190
	$8,807,615	$11,321,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,063,790	$1,607,840
Leases payable, current portion	26,700	41,116
Accrued salaries and commissions	191,025	245,888
Fees reimbursable to health plans	20,050	12,900
Contract billings in excess of revenues	197,380	197,380
Income taxes payable	11,353	12,786
Liabilities related to discontinued operations	1,964,443	3,952,421
	4,474,741	6,070,331

Leases payable – long term	50,206	49,134
Accrued severance payable, long term	12,410	309,258
	4,537,357	6,428,723

Commitments and Contingencies

Stockholders’ equity
Common stock $.001 par value; 40,000,000 shares
authorized; 17,042,959 shares issued and 17,020,959 outstanding, respectively	17,043	17,043
Paid-in capital	54,935,081	54,558,476
Accumulated deficit	(50,606,241)	(49,607,057)
	4,345,883	4,968,462

Less treasury stock at cost, 22,000 common shares	(75,625)	(75,625)
Total stockholders’ equity	4,270,258	4,892,837
	$8,807,615	$11,321,560

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 29, 2008	Restated For the Three Months Ended February 28, 2007
Revenue	$751,788	$1,728,676
Cost of revenue	330,741	731,099
Gross profit	421,047	997,577

Selling, general and administrative expenses	1,844,056	2,224,207
Research and development expenses	60,203	427,795
Loss from continuing operations	(1,483,212)	(1,654,425)

Interest expense	(7,660)	(7,979)
Interest income	6,264	100,902
Loss from operations of joint venture	-	(18,146)
Other (expense) income	(44)	1,975,400
(Loss) income before income tax provision and discontinued operations	(1,484,652)	395,752

Provision for income taxes	(1,717)	(5,733)

(Loss) income before discontinued operations	(1,486,369)	390,019

Discontinued Operations:
Income (loss) from operations	487,185	(1,447,795)

Net loss	$(999,184)	$(1,057,776)

Basic (loss) income per share
Weighted average shares outstanding	17,020,959	16,892,163
Basic (loss) income per share – continuing operations	$(.09)	$.02
Basic income (loss) per share – discontinued operations	.03	(.08)
Basic (loss) income per share	$(.06)	$(.06)

Diluted (loss) income per share
Weighted average shares outstanding	17,020,959	17,997,358
Diluted (loss) income per share – continuing operations	$(.09)	$.02
Diluted income (loss) per share – discontinued operations	.03	(.08)
Diluted (loss) income per share	$(.06)	$(.06)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended February 29, 2008	Restated For the Three Months Ended February 28, 2007

Net loss	$(999,184)	$(1,057,776)

Other comprehensive income
Unrealized gain on securities
available for sale	-	775

Comprehensive loss	$(999,184)	$(1,057,001)

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended February 29, 2008

(Unaudited)

	Common Stock		Paid-in	Accumulated	Common Stock Held in Treasury
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance – November 30, 2007	17,042,959	$ 17,043	$54,558,476	$(49,607,057)	22,000	$ (75,625)	$4,892,837

Share-based employee
compensation expense			376,605				376,605

Net loss for the three months
ended February 29, 2008				(999,184)			(999,184)

Balance – February 29, 2008	17,042,959	$ 17,043	$54,935,081	$(50,606,241)	22,000	$ (75,625)	$4,270,258

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 29, 2008	Restated For the Three Months Ended February 28, 2007
Cash flows from operating activities:
Net loss	$(999,184)	$(1,057,776)

Adjustments to reconcile net loss to net cash used in
operating activities:
(Income) loss from discontinued operations	(487,185)	1,447,795
Loss in operations of joint ventures	-	18,146
Depreciation and amortization	282,572	277,562
Provision for loss on accounts receivable	15,457	4,146
Stock compensation expense	-	27,155
Share-based employee compensation expense	376,605	333,929
Amortization of bond discounts and premiums	-	518
(Increase) decrease in
Accounts Receivable	120,714	(453,858)
Prepaid expenses and other current assets	(178,941)	(49,842)
Increase (decrease) in
Accounts payable and accrued liabilities	111,392	(1,187,861)
Contract billings in excess of revenues and deferred revenue	-	121,670
Other, net	(1,433)	-
Discontinued operations	(19,485)	(1,649,040)
Total adjustments	219,696	(1,109,680)
Net cash used in operating activities	(779,488)	(2,167,456)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	-	4,338,988
Purchases of securities available for sale	-	(70,742)
Capital expenditures	-	(27,477)
Product software development expenditures	-	(221,298)
Investment in joint venture	-	(14,656)
Discontinued operations	348	(2,518,159)
Net cash provided by investing activities	348	1,486,656

Cash flows from financing activities:
Payments for capital leases	(13,344)	(31,212)
Proceeds from exercise of stock options	-	350,004
Net cash (used in) provided by financing activities	(13,344)	318,792

Net decrease in cash and cash equivalents	(792,484)	(362,008)
Cash and cash equivalents at beginning of period	1,196,030	2,313,261

Cash and cash equivalents at end of period	$403,546	$1,951,253

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,912	$3,230
Income taxes	3,690	11,589

See Accompanying Notes to Condensed Consolidated Financial Statements

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of QMed, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending November 30, 2008. These condensed consolidated financials statements include the accounts of QMed, Inc., its wholly owned subsidiaries; Interactive Heart Management Corp. (“IHMC”); QMedCare of New Jersey, Inc.; Positive Directions, Inc. (formerly Forward Health, Inc.); and QMedCare, Inc., its wholly owned subsidiaries; QMedCare Dakota, LLC and Lakeshore Captive Insurance Company. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Discontinued Operations

Medical Equipment

On October 5, 2007 the Company entered into an Acquisition Agreement pursuant to which it sold its medical equipment business to Innovative Diagnostics, Inc., (“IDX”) an unaffiliated third party (“Purchaser”). The sale included all inventory, property, furniture, fixtures and equipment from the equipment business and includes the Patent, intellectual property and rights in the 510K filing with the U.S. Food and Drug Administration (“FDA”) that pertains to the Monitor-One technology. In consideration for the sale, IDX paid the purchase price of $230,000 during October 2007 resulting in a gain of $216,952. The parties also simultaneously entered into a Patent License Agreement whereby IDX will license back to the Company, certain rights under the Patent for continuing the use of the Monitor-One STRX in the Company’s disease management business.

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

In March 2008, the Company executed a settlement agreement with DAKOTACARE settling any liability in connection with its activities, including but not limited to; Incurred But Not Reported and Paid (IBNP) claims of approximately $7.5 million associated with the HeartLine Plus SNP in South Dakota, outstanding invoices for TPA services rendered of approximately $220,000. The Company has agreed to pay DAKOTACARE $750,000 for a full release of any and all liabilities related to the SNP and additional liabilities of approximately $380,000. Based on this settlement agreement, management believes the Company has no further liability. In addition, in 2007, the Company recorded an impairment charge related to product software development of approximately $445,000 and expensed approximately $400,000 of prepaid broker commissions related to 2007 enrollment. As a result of the settlement, the Company had a decrease in its estimated liability of approximately $6.5 million primarily attributable to a decrease in its IBNP in the fourth quarter of fiscal 2007, which was reflected as part of discontinued operations.

Accordingly, the sale of the equipment business and all Special Needs Plans activity and their results of operations have been classified as discontinued operations. As a result, our financial statements for the three months ended February 28, 2007 have been restated to reflect the equipment and Special Needs Plans as discontinued operations in our statements of operations and cash flows. Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 – Interim Financial Reporting

Discontinued Operations (continued)

The following is a summary of financial information of our discontinued and continuing operations:

Three Months Ended February 29, 2008
Discontinued
Revenue	$632,064
Cost of revenue	78,835
Gross profit	553,229

Selling, general and administrative expenses	103,509

Income from operations	449,720
Interest expense	49
Interest income	37,836

Income before income tax provision	487,605
Provision for income taxes	(420)

Income from discontinued operations	$487,185

	Three Months Ended February 28, 2007
	Consolidated (As Originally Reported)	Discontinued	Continuing
Revenue	$6,341,798	$4,613,122	$1,728,676
Cost of revenue	5,070,216	4,339,117	731,099
Gross profit	1,271,582	274,005	997,577

Selling, general and
administrative expenses	4,434,649	1,782,647	2,652,002

Loss from operations	(3,163,067)	(1,508,642)	(1,654,425)

Interest expense	(7,979)	-	(7,979)
Interest income	161,894	60,992	100,902
Loss in operations of joint ventures	(18,146)	-	(18,146)
Other income	1,975,400	-	1,975,400

(Loss) income before income tax benefit	(1,051,898)	(1,447,650)	395,752

Provision for income taxes	(5,878)	(145)	(5,733)

Net (loss) income	$(1,057,776)	$(1,447,795)	$390,019

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 – Interim Financial Reporting

Discontinued Operations (continued)

The following is a summary of the balance sheet amounts related to discontinued operations:

	February 29, 2008	November 30, 2007
Assets
Cash and cash equivalents	$1,937,169	$2,773,895
Restricted cash	2,598,550	2,975,093
Accounts receivable, net	43,761	79,372
Prepaid expenses and other current assets	58,832	291,071
Property and equipment, net	6,523	7,061
Total assets – discontinued operations	$4,644,835	$6,126,492

Liabilities
Accounts payable and accrued liabilities	$224,332	$629,486
Medical claims payable	1,150,000	2,667,736
Accrued salaries and commissions	22,671	62,123
Deferred revenue	567,310	592,826
Income taxes payable	130	250
Total liabilities – discontinued operations	$1,964,443	$3,952,421

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

During the year ended November 30, 2007, the Company incurred net losses totaling $11,252,361 and utilized cash in operating activities of $12,745,008. The Company continued to incur losses of $999,184 during the three months ended February 29, 2008 and utilized cash in operating activities of $779,488. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it will have to cease business altogether.

Management’s plan is to raise additional capital through a variety of fund raising methods including the potential sale of its assets and to pursue available financing alternatives as necessary to fund operations. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 1 – Interim Financial Reporting – (continued)

New Accounting Pronouncements

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

SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the adoption of SFAS No. 157 on December 1, 2007 is limited to financial assets and liabilities. The initial adoption did not have a material impact on our financial position or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore we have not yet determined the impact that it will have on our financial statements upon full adoption.

Note 2 – Revenue Recognition

Disease Management

The Company enters into contractual arrangements with health plans to provide disease management services. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and have typically provided that a portion of the Company’s fees may be “performance-based”. As of February 29, 2008, the Company does not have any fee risk based contracts. Performance-based contracts have varying degrees of risk associated with the Company’s ability to deliver the guaranteed financial cost savings or certain clinical measures. In some cases, the Company guarantees a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of the Company’s performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. The Company bills its customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for member retroactivity and a shortfall in performance. The Company adjusts or defers revenue for contracts where it believes that there could be an issue of non-performance, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to death, member change of health plan, etc. Adjustments for non-performance under the terms of the contract or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. The Company reviews these estimates periodically and makes adjustments, as interim information is available.

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

Disease Management (continued)

measurement is indicative of performance objectives, actual results could differ from those estimates. As of February 29, 2008 and November 30, 2007, based on information and data available, the Company has deferred approximately $197,000 of revenue, respectively, which may be subject to refund. This deferral has been reflected as contract billings in excess of revenues on the balance sheet.

The majority of contract billings in excess of revenues on the balance sheet are subject to reconciliation at future periods. If future reconciliations provide positive results, revenue will be recorded at that time.

The Company believes these estimates adequately provide for any potential adjustments that may be applied to revenues from these contracts.

During the three months ended February 29, 2008, approximately 98% of disease management services were derived from four health plans that each comprised more than 10% of the Company’s revenues. During the three months ended February 28, 2007, approximately 71% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues.

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

If the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the Company calculates any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.  During the three  months ended February 29, 2008, the Company did not record an impairment charge related to these assets.

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

Note 5 – Accounts Receivable

Accounts receivable primarily represent fees and insurance premiums receivable that are contractually due in the ordinary course of providing a service, net of contractual adjustments and the allowance for doubtful accounts.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 – Product Software Development Costs

During the three months ended February 29, 2008 and February 28, 2007, the Company capitalized approximately $0 and $225,000, respectively, in product software development costs. These costs are being amortized over a two to five-year useful life.

During the three months ended February 29, 2008 and February 28, 2007 amortization expense related to product software development costs was approximately $154,000 and $138,000, respectively. Accumulated amortization was $1,666,582 and $1,508,266 at February 29, 2008 and November 30, 2007, respectively. Estimated amortization expense is $384,000 for the remainder of fiscal year 2008, $592,000 for fiscal year 2009, $351,000 for fiscal year 2010, $260,000 for fiscal year 2011 and $28,000 for fiscal year 2012.

Note 7 – Acquired Intangibles

In April 2005 the Company acquired all of the outstanding common stock of Positive Directions, Inc. (formerly Health e Monitoring, Inc.). Positive Directions has developed a comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $500,000, which consisted of $200,000 in cash and $300,000 of common stock. In addition, transaction costs were approximately $30,000. As additional consideration under the purchase agreement, the company would be obligated to release an additional 60,709 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the company has no obligation to release these shares. The Company did not record any contingent consideration with respect to these assets.

In October 2005 the Company acquired all of the assets of Disease Management Technologies, Inc. (“DMT”). DMT had developed a website for a weight management program that will complement Positive Direction’s existing comprehensive weight management program but had not yet commenced significant operations. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The aggregate purchase price was $302,000, which consisted of $250,000 in cash and $52,000 of common stock. In addition, transaction costs were approximately $42,000. As additional consideration under the purchase agreement, the company would be obligated to issue an additional 87,664 shares of common stock upon certain targets being achieved in 2006. The targets for 2006 were not achieved and as a result, the company has no obligation to release these shares. The Company did not record any contingent consideration with respect to these assets.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Acquired Intangibles(continued)

The following table summarizes the estimated fair value of the assets acquired and their balances as of February 29, 2008 and November 30, 2007:

2008	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(277,934)	$205,429	5
Acquired technology	46,307	(26,626)	19,681	5

DMT:
Software and contents	299,348	(144,685)	154,663	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(494,362)	$379,773

2007	Original Fair Value	Accumulated Amortization	Net Book Value	Useful Life in Years
Positive Directions:
Covenant not to compete	$483,363	$(253,766)	$229,597	5
Acquired technology	46,307	(24,311)	21,996	5

DMT:
Software and contents	299,348	(129,717)	169,631	5
Assembled workforce	45,117	(45,117)	-	-
	$874,135	$(452,911)	$421,224

During the three months ended February 29, 2008, amortization expense related to the covenant not to compete, acquired technology, and software and contents was $24,168, $2,315, and $14,967, respectively. During the three months ended February 28, 2007 amortization expense related to the covenant not to compete, acquired technology, software and contents, and assembled workforce was $24,168, $2,315, $14,967 and $2,820, respectively. Estimated amortization expense is $124,000 for the remainder of fiscal year 2008, $166,000 for fiscal years 2009 and $90,000 for the fiscal year thereafter.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following:

	February 29, 2008	November 30, 2007

Accounts payable trade	$876,928	$730,165
Insurance premiums payable	117,375	99,385
Professional fees payable	341,570	330,615
Accrued severance payable, current	629,086	332,002
Other accrued expenses – none in
excess of 5% of current liabilities	98,831	115,673
	$2,063,790	$1,607,840

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Fees Reimbursable to Health Plans

Health plans utilizing the disease management program of the Company pay participating physicians fees for their services related to use of the program. Such fees are additional costs to the health plan, which in some cases are deducted from fees paid to the Company. As of February 29, 2008 and November 30, 2007 there were $20,050 and $12,900 outstanding under these provisions, respectively.

Note 10 – Income Taxes

The Company adopted the provisions of FIN No. 48 effective December 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The adoption of FIN No. 48 had no material impact on our financial statements.

The Company files income tax returns in the U.S. Federal jurisdiction and in various state jurisdictions. Tax years remaining subject to examination in these jurisdictions include 2004 to present excluding New Jersey for which the Company was audited through 2006 with minimal additional assessment.

Note 11 – Accrued Severance Payable

On November 28, 2006, the Company incurred certain obligations under the terms of the employment agreement related to separation of service of its former CEO. These obligations consist of: (i) three times last base salary, to be paid in three equal annual installments, with the first installment to be paid no later than thirty (30) days after November 28, 2006 (the “Payment Date”), and thereafter, the second and third installments on each of the next two annual anniversaries of the payment date; (ii) immediate vesting of all options; and (iii) continued coverage, at the Company’s expense for a period of 36 months from November 28, 2006 under all executive health plans in which the Executive participates as of November 28, 2006. As of February 29, 2008, the Company has a liability of $641,496 representing the present value of these obligations using an interest rate of 4% of which $629,086 is included within accounts payable and accrued expenses and $12,410 is classified as long term. The Company had a payment due on December 28, 2007 in the amount of $310,000, which was not made due to the limited financial resources to continue as a going concern. Should the Company obtain adequate financing, the payment will be made upon closing of such transaction. See Note 14 - Subsequent Events.

Note 12 – Share-Based Compensation

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

For the three months ended February 29, 2008, we recognized share-based compensation cost of $376,605, which consisted of $44,783 in cost of services, $341,497 in selling, general and administrative expenses and ($9,675) in research and development. For the three months ended February 28, 2007, we recognized share-based compensation cost of $333,929, which consisted of $22,930 in cost of services, $291,108 in selling, general and administrative expenses and $19,891 in research and development. Included within discontinued operations was $60,319 for the three months ended February 28, 2007.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Share-Based Compensation (continued)

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended February 29, 2008.

There were no potentially dilutive options and warrants to purchase shares of common stock outstanding for the three months ending February 29, 2008 that were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Potentially dilutive options and warrants to purchase 1,105,196 shares of the common stock were outstanding for the three months ending February 28, 2007, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Additionally, options to purchase 1,108,845 and 1,089,903 shares of common stock were outstanding as of February 29, 2008 and February 28, 2007, respectively, but were also not included in the computation of diluted (loss) earnings per share for the three months ended February 29, 2008 and February 28, 2007 because the option exercise price was greater than the average market price of the common shares.

As noted above, the Company has shareholder-approved stock incentive plans for employees under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a three-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At the Company’s annual shareholder meeting on April 28, 2006, the amendment to the 1999 Equity Incentive Plan to increase the number of shares reserved for issuance under such plan from 2,000,000 to 3,000,000 and to ensure compliance with Section 409A of the Internal Revenue Code was approved. At February 29, 2008, we have reserved approximately 967,000 shares for future equity grants.

As of February 29, 2008, there was $812,506 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

For the three months ended February 29, 2008 and February 28, 2007, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Share-Based Compensation (continued)

Stock Options (continued)

rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends for the foreseeable future.

The following table shows the weighted average grant date fair values and the weighted average assumptions the Company used to develop the fair value estimates under each of the option valuation models for three months ended February 29, 2008 and February 28, 2007:

	Three Months Ended
	February 29, 2008	February 28, 2007

Weighted average grant -
date fair value of options	$ -	$2.56

Assumptions:
Expected volatility	-	66.9%
Expected dividends	-	-
Expected term (in years)	-	4.0
Risk-free rate	-	4.7%

A summary of option activity as of February 29, 2008 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at December 1, 2007	1,644,328	$7.07
Granted	-	-
Exercised	-	-
Forfeited or expired	(535,483)	6.37

Outstanding at February 29, 2008	1,108,845	7.33
Exercisable at February 29, 2008	783,585	7.96	6.81	$ -

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended February 29, 2008 and February 28, 2007 was $0 and $249,894, respectively. The total fair value of options vested during the three months ended February 29, 2008 and February 28, 2007 was $689,953 and $953,499, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the three months ended February 29, 2008 and February 28, 2007 was $0 and $350,004 respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months ended February 29, 2008 and February 28, 2007.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Commitments and Contingencies

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

Following extensive discovery, these matters were mediated, and both the arbitration and the litigation were resolved during December 2006. As part of the resolution, in December 2006, the Company received a payment totaling $1,975,000 bringing these matters to a conclusion. This amount has been reflected as other income for the three months ended February 29, 2008.

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

Major Customers

During the three months ended February 29, 2008, approximately 98% of revenue was derived from four major customers. During the three months ended February 28, 2007, approximately 71% of revenue was derived from two contracts. Major customers were considered to be those who account for more than 10% of total revenue.

During fiscal 2008, the Company anticipates one contract to comprise approximately 40% of total revenues. This contract has an expiration date of June 3, 2008 and the Company is currently negotiating a contract renewal however no assurance can be given that such negotiations will be successful.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – Subsequent Events

The Company negotiated a contingent settlement agreement with a vendor for consulting services rendered in 2007. The Company agreed to pay the vendor 45% of the outstanding amount of approximately $545,000 should the Company obtain adequate financing. Upon obtaining the financing as disclosed below, the payment of approximately $245,000 was made in March 2008, which settled this outstanding obligation and approximately $300,000 will be recognized in income in the second quarter of 2008.

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

Additionally, the Company had received a second letter from Nasdaq indicating the Company does not meet the majority independent director and audit committee composition requirements as set forth in Marketplace Rules 435(c)(1) and 435(d)(2), respectively. Consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), NASDAQ has provided the Company a cure period in order to regain compliance as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or November 12, 2008; or (2) if the next annual shareholders’ meeting is held before May 12, 2008, then the Company must evidence compliance no later then May 12, 2008. In the event the Company does not regain compliance by the required date, Nasdaq rules require Staff to provide written notification to the Company that its securities will be delisted.

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

At the closing of this financing, the Company issued to the Investors warrants to acquire up to 19.9% of the Company’s common stock at an exercise price of $.001 per share; of which, warrants to purchase up to 9.95% of the Company’s common stock will immediately be exercisable, with the balance becoming exercisable in proportion to the remaining proceeds in the escrow being released to the Company. The investors will be entitled, in the case of a sale or exchange of all or, under certain circumstances, a majority of the outstanding shares, or an issuance of new shares constituting a majority of the outstanding shares, or a sale of all or substantially all of the Company’s assets, to receive, either from the Company or by virtue of the transaction itself, the consideration payable in connection with the transaction on the shares underlying their warrants, or if no consideration is payable with respect to the shares in the transaction (such as in a new issuance of shares or in certain asset sale transactions), the market value of the shares after giving effect to the transaction, in each case net of the exercise price of the warrants. Pursuant to the transaction, the Investors have the right to have two observers present at Board Meetings.

QMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – Subsequent Events (continued)

The staff at Nasdaq had informed the Company verbally that they were of the opinion that, even though the director of the Company involved in the transaction resigned on March 18, 2008, this transaction would violate a NASDAQ rule unless shareholder approval was obtained, as the issuance of warrants in the transaction may be deemed compensation. Due to the Company’s need for working capital, and that the Company is already in receipt of delisting letters from NASDAQ, the Company has decided to proceed with the transaction without seeking shareholder approval.

On April 14, 2008, the Company received a Nasdaq Staff Determination Letter indicating that the Company is being delisted for: (i) failure to comply with the shareholder approval requirements in connection with the recent financing transaction discussed above and (ii) the Company remains non-compliant with Marketplace Rules 4350(c)(1) and (d)(2) as the resignation of a director on March 18, 2008 from the Company's Board of Directors and audit committee resulted in the Company having only one independent director and two non-independent directors on its Board and only one independent director on its audit committee. The Company may appeal the delisting determination to a Listings Qualifications Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The Company is facing risk factors in connection with the operations of its business. These risk factors may include, but not be limited, to the following:

•	our ability to raise additional capital or obtain other sources of financing necessary to continue as a going concern;
•	our ability to meet the continued listing qualifications of Nasdaq;
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

•	the impact of the introduction of new technologies;
•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and us;
•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements with health plan organizations;
•	the impact of future state and federal healthcare legislation and regulations on our business;
•	the financial health of our customers and their willingness to purchase our services;
•	the impact of litigation or arbitration;
•	our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our strategy within expected cost estimates;
•	general economic conditions our ability to accurately estimate our performance and revenue recognition under the terms of our contracts;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our strategy within expected cost estimates;
•	general economic conditions

Overview

We provide disease management services to health plans and to the federal government through its Medicare program. Our services provide Care Management Solutions to assist health plans and government organizations in managing the cost and care of diabetes, cardiovascular disease, coronary artery disease (“CAD”), congestive heart failure (“CHF”), chronic obstructive pulmonary disease (COPD), weight and obesity and all associated co-morbid conditions. By leveraging our innovative clinical practices and proprietary analytical technology, our model improves patient outcomes, reduces practice variation, and measures quality.

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

Its program focuses on the role of wellness and prevention to establish healthy lifestyle habits, dietary and nutrition education, exercise regimens and behavioral modifications and is incorporated into our disease management offerings.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the three months ended February 29, 2008. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Disease Management Services

We enter into contractual arrangements with health plans and government agencies to provide disease management services. Fees under our health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. The PMPM rates usually differ between contracts due to the various types of health plan product groups (e.g. PPO, HMO, Medicare Advantage). These contracts are generally for terms of one to three years with provisions for subsequent renewal, and have typically provided that a portion of our fees may be “performance-based”. As of February  29, 2008, the Company did not have any fee risk based contracts. Performance-based contracts have varying degrees of risk associated with our ability to deliver the guaranteed financial cost savings or certain clinical measures. In some cases, we guarantee a percentage reduction of disease costs compared to a prior baseline year determined by actuarial analysis and other estimates used as a basis to measure performance objectives. The measurement of our performance against the base year information is a data intensive and time-consuming process that is typically not completed until six to eight months after the end of the contract year. We bill our customers each month for the entire amount of the fees contractually due based on previous months membership, which always includes the amount, if any, that may be subject to refund for retroactive member terminations and a shortfall in performance. We adjust or defer revenue for contracts where we believe performance is short of contractual obligations, possibly resulting in a refund of fees or where fees generated may be subject to further retroactive adjustment associated with a contract or plan’s decision to completely terminate its coverage in a geographic market as well as general membership changes. For example, general terminations can be due to a member’s death, member change of health plan, etc. We recognize revenue, in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, as follows: 1.) we recognize the fixed portion of our monthly fee as revenue during the period we perform the services; 2.) we recognize the performance – based portion of the monthly fees based on indicators of performance to date in the contract year; and 3.) we recognize previously recorded deferred revenue upon final settlement of the contract measurement year. Adjustments for shortfalls in performance targets under the terms of the contracts or other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and are adjusted in future periods when final settlement is determined. We assess our estimates by analyzing various information including but not limited to, medical claims data, prior performance under the contract and review of physician and patient participation levels. We review these estimates periodically and make adjustments, as interim information is available.

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

During the three months ended February 29, 2008, approximately 98% of disease management services were derived from four health plans that each comprised more than 10% of the Company’s revenues. During the three months ended February 28, 2007, approximately 71% of disease management services were derived from two health plans that each comprised more than 10% of the Company’s revenues. The Company continues to anticipate a concentration of revenues from a limited number of customers in fiscal year 2008.

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

Future events could cause the Company to conclude that impairment indicators exist and that acquired intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended February 29, 2008, the Company did not record an impairment charge related to these assets.

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

	For the Three Months Ended February 29 and 28,		For the Three Months Ended February 29 and 28,
	2008	2007	2008 vs. 2007

Revenue	100.0%	100.0%	(56.5)%
Cost of revenue	44.0	42.3	(54.8)
Gross Profit	56.0	57.7	(57.8)
Selling general and administrative	245.3	128.7	(17.1)
Research and development	8.0	24.7	(85.9)
Loss from operations	(197.3)	(95.7)	(10.3)
Interest expense	(1.0)	(0.5)	(4.0)
Interest income, net	0.8	5.8	(93.8)
Loss on operations of joint venture	(0.0)	(1.0)	(100.0)
Proceeds from settlement agreement	0.0	114.3	(100.0)
(Loss) income before tax provision	(197.5)	22.9	(475.1)
Income tax provision	(0.2)	(0.3)	*
(Loss) income before discontinued operations	(197.7)	22.6	(481.1)
Income (loss) from discontinued operations	64.8	(83.8)	(133.7)
Net loss	(132.9)	(61.2)	(5.5)

* Not meaningful

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Revenue for the three months ended February 29, 2008 decreased approximately $977,000 or 56.5% as compared to the three months ended February 28, 2007. This decrease is primarily attributable to a decrease of approximately $967,000 in revenue related to the expiration of two contracts.

Gross profit margins for the three months ended February 29, 2008 decreased to 56.0% from 57.7% for the three months ended February 28, 2007. This decrease in gross profit margins is related to a decrease in disease management services revenue of approximately $967,000 primarily attributable to the expiration of three contracts that were not renewed. This decrease in gross profit margins was offset by a decrease of approximately $72,000 related to the outsourcing of certain call center services for our disease management programs and a decrease of approximately $335,000 of labor costs associated with the reduction in workforce and operating costs related to the expired contracts.

Selling, general and administrative expenses for the three months ended February 29, 2008 decreased by approximately $380,000 over the three months ended February 29, 2007. The decrease was primarily attributable to (i) a decrease of approximately $344,000 in salaries and related costs due to the reduction in headcount; (ii) a decrease of approximately $44,000 in accounting and consulting services rendered; (iii) a decrease in director fees of approximately $37,000 related to the resignation of certain directors. This decrease was offset by (i) an increase of approximately $58,000 in compensation costs associated with SFAS No. 123(R) “Share Based Payment”; and (ii) an increase in legal fees of approximately $28,000 related to the recent strategic alternatives being pursued by the Company for additional financing.

Research and development expenses for the three months ended February 29, 2008 decreased approximately $368,000 or 85.9% over the three months ended February 28, 2007. The decrease in expenses is primarily attributable to (i) a decrease of approximately $299,000 in labor costs primarily related to the reduction in headcount; (ii) a decrease in consulting services of approximately $28,000 and (iii) a decrease of approximately $30,000 in compensation costs associated with SFAS No. 123(R) “Share Based Payment”. Our accounting policy is to capitalize certain software development costs during development and amortize them upon implementation. Subsequent to implementation any further costs (i.e. maintenance costs) are expensed as incurred. During the three months ended February 29, 2008, there was no capitalization of costs, which include salaries and consultant fees, incurred for development as compared to $225,000 for the three months ended February 28, 2007. These programs incorporate telecommunications, data management, and security and information technology. Certain costs associated with the development of new product software to be incorporated into our disease management are capitalized and amortized over a two to five year useful life.

Interest income for the three months ended February 29, 2008 was approximately $6,000 as compared to $101,000 for the three months ended February 28, 2007. This decrease is attributable to the reduction in funds available for investment.

Other income of $1,975,000 for the three months ended February 28, 2007 represents the proceeds from the settlement agreement with Alere within the first quarter of 2007. See Note 13 - Commitments and Contingencies.

Income from discontinued operations for the three months ended February 29, 2008 was approximately $487,000 as compared to a loss of approximately $1,448,000 for the three months ended February 28, 2007. This increase in income is primarily attributable to the operations of the South Dakota and QMedCare of New Jersey SNP being discontinued in 2007 and a decrease in its IBNP liability for the first quarter of 2008 of approximately $974,000.

Liquidity and Capital Resources

To date, our principal sources of working capital have been the proceeds from public and private placements of securities. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $48,100,000 less applicable expenses.

We had working capital of approximately $1.6 million at February 29, 2008 as compared to approximately $2.2 million of working capital at November 30, 2007 and ratios of current assets to current liabilities of 1.3:1 as of February 29, 2008 and 1.3:1 as of November 30, 2007. The working capital decrease of approximately $0.6 million was primarily due to the net loss of approximately $1.0 million resulting in cash used in operations of approximately $0.8 million.

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

During the year ended November 30, 2007, the Company incurred net losses totaling $11,252,361 and utilized cash in operating activities of $12,745,008. The Company continued to incur losses of $999,184 during the three months ended February 29, 2008 and utilized cash in operating activities of $779,488. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company needs to raise additional funds in the immediate future in order to continue its operations. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity/debt instruments will be sufficient to meet its capital needs. If the Company is unable to raise additional capital or obtain other sources of financing to meet its working capital requirements, it will have to cease business altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On March 20, 2008, the Company entered into an agreement with investors to receive up to $750,000 in working capital. The financing is structured to provide $375,000 to the Company at closing, with an additional $375,000 deposited in an escrow account, which could be released upon achieving certain milestones. See Note 14 – Subsequent Events.

Material Commitments

The following schedule summarizes our contractual cost obligation as of February 29, 2008 in the periods indicated.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Capital Lease Obligations	81,236	29,059	52,177	-	-
Operating Leases	2,502,000	594,000	1,557,000	351,000	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	1,159,900	1,159,900	-	-	-
Total Contractual Cash Obligations	$ 3,743,136	$ 1,782,959	$ 1,609,177	$ 351,000	$ -

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

Based on their evaluation as of February 29, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A.	Risk Factors

See Management’s Discussion and Analysis and Risk Factors contained earlier in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Non applicable
(b)	Non applicable
(c)	None

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information
(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6.	Exhibits
(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report

pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.- Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMed, Inc.

	By:	/s/ Jane A. Murray
Jane A. Murray
Chief Executive Officer

	By:	/s/ William T. Schmitt, Jr.
Senior Vice President, Chief Financial
Officer and Treasurer

April 18, 2008